Form 10KSB
period 1999-06-30
VIDEOPLEX INC
filed 2000-04-28
CIK 758119

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10-KSB

        Annual Report Pursuant to Section 13 or 15(d) of
               the Securities Exchange Act of 1934
(Mark One)
[ X ]      Annual report pursuant to section 13 or 15(d)  of  the
     Securities Exchange Act of 1934
     For the fiscal year ended June 30, 1999

[   ]      Transition  report under section 13 or  15(d)  of  the
     Securities Exchange Act of 1934
     For the transition period from  ___________________  to ______________

                 Commission File Number 0-14919

                         VIDEOPLEX, INC.
         (Name of small business issuer in its charter)

 New Jersey
                                             22-2485230
(State or other jurisdiction of        (I.R.S. Employer I.D. No.)
incorporation or organization)

5882 South 900 East, Suite 202, Salt Lake City, Utah
                                                  84121
(Address of principal executive offices)        (Zip Code)

Issuer's telephone number, including area code 801-269-9500

Securities  registered pursuant to Section 12(b) of the  Exchange
Act: None

Securities registered under Section 12(g) of the Exchange Act:

                      Common,  No par value
                         (Title of class)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [ X ]   No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The issuer's revenue for its most recent fiscal year was: $ -0-

The aggregate market value of the issuer's voting stock held as of April 24, 2000, by non-affiliates of the issuers was $-0-. There was no active trading market and no quote for Videoplex, Inc. during fiscal year 1999, therefore the value is deemed to be $-0-.

As of April 24, 2000, the issuer had 8,444,314 shares of its no par value common stock outstanding.

Transitional Small Business Format:   Yes [   ]   No [ X ]

Documents incorporated by reference:  None

                             PART I

Item 1.  Description of Business.

      The Company was incorporated in the state of New Jersey on August 29, 1983. Since 1993, the Company has not engaged in any business operations. At the present time, the Company intends to seek, investigate, and if warranted, acquire an interest in a business opportunity. The Company does not propose to restrict its search for a business opportunity to any particular industry or geographical area and may, therefore, engage in essentially any business in any industry. The Company has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and other factors.

     The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgment. There is no assurance that the Company will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to the Company and its shareholders.

     The activities of the Company are subject to several significant risks which arise primarily as a result of the fact that the Company has no specific business and may acquire or participate in a business opportunity based on the decision of management which will, in all probability, act without the consent, vote, or approval of the Company=s shareholders.

Sources of Opportunities

     It is anticipated that business opportunities may be available to the Company from various sources, including its officers and directors, professional advisers, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

     The Company will seek a potential business opportunity from all known sources, but will rely principally on personal contacts of its officers and directors as well as indirect associations between them and other business and professional people. Although the Company does not anticipate engaging professional firms specializing in business acquisitions or reorganizations, if management deems it in the best interests of the Company, such firms may be retained. In some instances, the Company may publish notices or advertisements seeking a potential business opportunity in financial or trade publications.

Criteria

     The Company will not restrict its search to any particular business, industry or geographical location. The Company may acquire a business opportunity or enter into a business in any industry and in any stage of development. The Company may enter into a business or opportunity involving a Astart up@ or new company. The Company may acquire a business opportunity in various stages of its operation.

     In seeking a business venture, the decision of management of the Company will not be controlled by an attempt to take advantage of an anticipated or perceived appeal of a specific industry, management group, or product or industry, but will be based upon the business objective of seeking long-term capital appreciation in the real value of the Company.

     In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; the history of operations, if any; prospects for the future; the nature of present and expected competition; the quality and experience of management services which may be available and the depth of the management; the potential for further research, development or exploration; the potential for growth and expansion; the potential for profit; the perceived public recognition or acceptance of products, services, trade or service marks, name identification; and other relevant factors.

     Generally, the Company will analyze all available factors in the circumstances and make a determination based upon a composite of available facts, without reliance upon any single factor as controlling.

Methods of Participation of Acquisition

     Specific business opportunities will be reviewed and, on the basis of that review, the legal structure or method of participation deemed by management to be suitable will be selected. Such structures and methods may include, but are not limited to, leases, purchase and sale agreements, licenses, joint ventures, other contractual arrangements, and may involve a reorganization, merger or consolidation transaction. The Company may act directly or indirectly through an interest in a partnership, corporation, or other form of organization.

Procedures

     As part of the Company's investigation of business opportunities, officers and directors may meet personally with management and key personnel of the firm sponsoring the business opportunity, visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and conduct other reasonable measures.

     The Company will generally request that it be provided with written materials regarding the business opportunity containing such items as a description of product, service and company history; management resumes; financial information; available projections with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks or service marks or rights thereto; present and proposed forms of compensation to management; a description of transactions between the prospective entity and its affiliates; relevant analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; and other information deemed relevant.

Competition

     The Company expects to encounter substantial competition in its efforts to acquire a business opportunity. The primary competition is from other companies organized and funded for similar purposes, small venture capital partnerships and corporations, small business investment companies and wealthy individuals.

Employees

     The Company does not currently have any employees but relies upon the efforts of its officers and directors to conduct the business of the Company.

Item 2.  Description of Property.

      The  Company  does  not  own  any  property.   The  Company
currently utilizes office space, free of charge, from officers and directors of the Company.

Item 3.  Legal Proceedings.

     The Company has several outstanding judgments on which it is
attempting  to  negotiate  settlements.   The  judgments  are  as
follows:

     World Fair Associates             $11,299.42
     Di-Tech, Inc.                     $2,620,47
     Anixter Cable TV                  $28,588.20
     Hudson United Bank                $20,125.45
     Copelco Credit Corporation        $6,205.76

      Additionally, the Company is negotiating a settlement with the Internal Revenue Service and has an Offer in Compromise filed for $2,000. The Internal Revenue Services has not yet responded to the offer.

Item 4.  Submission of Matters to a Vote of Securities Holders.

      No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

                             PART II

Item  5.   Market  for  Common  Equity  and  Related  Stockholder
Matters.

     The Company's common stock is listed on the Over the Counter
Bulletin  Board ("OTCBB"), under the symbol "VPLX". As  of  April
24,  2000,  the  Company had 753 shareholders  holding  8,444,314 shares of common stock.

      The following quotations, as provided by the National Quotation Bureau, represent prices between dealers and do not include retail markup, markdown or commission. In addition, these quotations do not represent actual transactions.
                                CLOSING BID          CLOSING ASK
                               HIGH      LOW       HIGH      LOW

1998
First Quarter                 .001      .001      .05       .05
Second Quarter                None      None      .05       .05
Third Quarter                 None      None      .05       .05
Fourth Quarter                None      None      .05       .05


1999
First Quarter                 None      None      .05       .05
Second Quarter                None      None      .05       .05
Third Quarter                 None      None      .05       .05
Fourth Quarter                None      None      .05       .05

2000
First Quarter                 None      None      .05       .05

      The Company has never declared a dividend on its Common Stock. The Company has not paid, nor declared, any dividends since its inception and does not intend to declare any such dividends in the foreseeable future. The Company's ability to pay dividends is subject to limitations imposed by New Jersey law. Under New Jersey law, dividends may be paid to the extent that the corporation's assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.

Item  6.   Management's  Discussion  and  Analysis  or  Plan   of
Operation.

     The Company has $-0- cash .

      The Company did not generate any revenue during fiscal year
1999.   The  Company  has  no material  commitments  for  capital
expenditures for the next twelve months.

      The Company believes that its current cash needs can be met with advances from officers and directors for at least the next twelve months. However, should the Company obtain a business opportunity, it may be necessary to raise additional capital. This may be accomplished by loans from the principals of the Company, debt financing, equity financing or a combination of financing options.

Item 7.  Financial Statements.

     The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page F-1.

Item  8.   Changes  In  and  Disagreements  with  Accountants  on
Accounting and Financial Disclosure.

     None.

                            PART III

Item 9.  Directors, Executive Officers, Promoters and Control
Persons; Compliance with Section 16(a) of the Exchange Act.

     The following tables sets forth as of April 24, 2000, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

  Name                Age  Position            Director or Officer Since

John Chymboryk        46   President and Director        November 1999

Kip Eardley           40   Secretary/Treasurer           January 2000
                              and Director

     All Directors hold their positions for one year or until their successors are duly elected and qualified. All officers holds their positions at the will of the Board of Directors.

     Set forth below is certain biographical information regarding each of the Company's executive officers and directors:

     John Chymboryk, President and Director. Mr. Chymboryk received his bachelor's degree with an emphasis in accounting and economics in 1982. Following graduation he worked for a large international accounting firm until 1984. He then taught courses in finance, marketing and management in the business departments of a Community College from 1984 to 1992. Concurrent with his teaching experience, Mr. Chymboryk operated an accounting business that specialized in preparing financial statements, tax returns and business plans for small businesses. Mr. Chymboryk co-founded a company that specialized in marketing, customer retention and management training. Mr. Chymboryk served as Vice President and was responsible for the financial operations and in developing and delivering management training. Mr. Chymboryk was instrumental in designing and presenting the sales management workshop that was contracted with Lexus, the Toyota Motor Corporation luxury car line. In 1997, Mr. Chymboryk was involved in designing, developing and implementing a new application that assists companies in following up and retaining their existing customer base.

     Kip Eardley, Secretary/Treasurer and Director. Since 1989, Mr. Eardley has been self employed as the president and owner of Capital Consulting of Utah, Inc. which is a consulting firm to various public and private companies. Mr. Eardley is also president and director of Holmes Microsystems, Inc., a publicly traded corporation.

      To the knowledge of management, during the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the
Company:

     (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

     (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations or other minor offenses);

     (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities;
     (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; or (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

     (4) was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

     (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated

     (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Item 10.  Executive Compensation.

     No compensation has been paid to any officer or director of the Company in the past three years. There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any officers or directors of the Company which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

Item 11.  Security Ownership of Certain Beneficial Owners and
Management.

     The following table sets forth as of April 10, 2000, the name and the number of shares of the Company's Common Stock, no par value per share, held of record, or was known by the Company to own beneficially, more than 5% of the 8,444,314 issued and outstanding shares of the Company's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

Title of     Name and Address of    Amount and Nature of  Percentage of Class
Class          Beneficial Owner     Beneficial Ownership

Common    John Chymboryk                     -0-                 -0-
          5882 S. 900 E., Suite 202
          Salt Lake City,  UT  84121


Common    Kip Eardley (1)                    -0-                 -0-
          5882 S. 900 E., Suite 202
          Salt Lake City,  UT  84121

Common    Theodore Leder                418,250                  4.95%
          8 Crystal Drive
          Great Neck, NY  11021

Common    Societe Financiere            450,000                  5.33%
          37 Rue Notre-Dame
          Luxembourg

Common    Techniques Digitales          850,000                  10.06%
          Appliquees
          Ala Video
          Parc Industries Des Hauts Sarts
          B-4400 Liege Belgium
          Herstal Belgium

Common    Officers, Directors and            -0-                 -0-
          Nominees as a Group:
          2 persons


(1)  Officer and/or director of the Company.

Item 12.  Certain Relationships and Related Transactions.

     The Company utilizes office space provided by the officers and directors of the Company at no charge to the Company.

Item 13.  Exhibits and Reports on Form 8-K.

     Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1999.

Exhibits

     Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit     SEC Ref.     Title of Document                    Location
No.         No.
1           (3)(i)       Articles of Incorporation            Attached
2           (3)(i)       Articles of Amendment to the
                         Articles of Incorporation            Attached
3           (3)(ii)      By Laws                              Attached
4           (27)         Financial Data Schedule              Attached

                           SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              VIDEOPLEX, INC.



Date: April 28, 2000          By:/s/ John Chymboryk
                                     John Chymboryk
                                     President



Date: April 28, 2000          By:/s/ Kip Eardley
                                     Kip Eardley
                                     Treasurer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Date: April 28, 2000           By:/s/ John Chymboryk
                                      John Chymboryk
                                      Director


Date: April 28, 2000           By:/s/ Kip Eardley
                                      Kip Eardley
                                      Director

                         VIDEOPLEX, INC.
                  [A Development Stage Company]




                            CONTENTS

                                                          PAGE

        -  Independent Auditors' Report                      1


        -  Balance Sheet, June 30, 1999                      2


        -  Statements of Operations, for the years ended
             June 30, 1999 and 1998 and from the             3
             re-entering of development stage on
             July 1, 1994 through June 30, 1999

             Statement of Stockholders' (Deficit), from
             the re-entering of development stage on
             July 1, 1994 through June 30, 1999              4


        -  Statements of Cash Flows, for the years ended
             June 30, 1999 and 1998 and from the re-entering of development stage on July 1, 1994 through
             June 30, 1999                                   5


        -  Notes to Financial Statements                 6 - 9

                  INDEPENDENT AUDITORS' REPORT



Board of Directors
VIDEOPLEX, INC.
Salt Lake City, Utah

We have audited the accompanying balance sheet of Videoplex, Inc. [a development stage company] at June 30, 1999, and the related statements of operations, stockholders' (deficit) and cash flows for the years ended June 30, 1999 and 1998 and for the period from the re-entering of development stage on July 1, 1994 through June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of Videoplex, Inc. [a development stage company] as of June 30, 1999 and the results of its operations and its cash flows for the years ended June 30, 1999 and 1998 and for the period from the re-entering of development stage on July 1, 1994 through June 30,
1999,   in   conformity   with  generally   accepted   accounting
principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in
Note 6 to the financial statements, the company has no on-going operations, has incurred substantial losses since its inception, has liabilities in excess of assets and has no working capital. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/s/ Pritchett, Siler & Hardy, P.C.

April 24, 2000
Salt Lake City, Utah

                         VIDEOPLEX, INC.
                  [A Development Stage Company]

                          BALANCE SHEET

                             ASSETS



                                                       June 30,
                                                          1999
                                                      ___________
CURRENT ASSETS:
  Cash in bank                                         $        -
                                                      ___________
        Total Current Assets                                    -
                                                      ___________
                                                       $        -
                                                     ____________


             LIABILITIES AND STOCKHOLDERS' (DEFICIT)


CURRENT LIABILITIES:
   Liabilities of discontinued operations              $  181,825
                                                      ___________
        Total Current Liabilities                         181,825
                                                      ___________

STOCKHOLDERS' (DEFICIT):
  Common stock, no par value, 10,000,000
   shares authorized, 8,444,314 shares issued
   and outstanding                                      2,509,474
  Retained deficit                                     (2,691,299)
  Deficit accumulated during the development stage              -
                                                      ___________

Total Stockholders' (Deficit)                           (181,825)
                                                      ___________
                                                       $        -
                                                     ____________


 The accompanying notes are an integral part of this financial statement.

                         VIDEOPLEX, INC.
                  [A Development Stage Company]


                    STATEMENTS OF OPERATIONS


                                                    Cumulative from
                                                   the Re-entering of
                                                   Development Stage
                                For the Year Ended     on July 1,
                                    June 30,          1994 through
                             ______________________    June 30,
                                  1999      1998          1999
                              __________ __________   ___________
REVENUE:
  Sales                         $      -  $      -     $       -
                              __________ __________    __________

        Total Revenue                  -          -             -
                              __________ __________    __________

EXPENSES:
  General and administrative           -         -             -
                              __________ __________    __________

        Total Expenses                 -         -             -
                              __________ __________    __________

LOSS FROM OPERATIONS                   -         -             -

CURRENT INCOME TAXES                   -         -             -

DEFERRED INCOME TAX                    -         -             -
                              __________ __________    __________
DISCONTINUED OPERATIONS:
 Loss from operations of marketing
 and sales business subsidiary         -         -             -
                              __________ __________   ___________

NET LOSS                        $      -  $      -     $       -
                              __________ __________   ___________
LOSS PER SHARE:
Loss from continuing
operations                      $      -  $      -     $       -
                              __________ __________   ___________
           Total Loss Per Share $      -  $      -     $       -
                              __________ __________   ___________



The accompanying notes are an integral part of these financial statements.

                         VIDEOPLEX, INC.
                  [A Development Stage Company]

              STATEMENT OF STOCKHOLDERS' (DEFICIT)

          FROM THE RE-ENTERING OF DEVELOPMENT STAGE ON

               JULY 1, 1994 THROUGH JUNE 30, 1999


                                                                    Deficit
                                  Common Stock                    Accumulated
                               _____________________              During the
                                                    Retained     Development
                                Shares    Amount    Deficit          Stage
                             ________________________________________________
BALANCE, July 1, 1994        8,444,314  $ 2,509,474 $(2,691,299)         -

Net loss for the period ended
  June 30, 1995                      -           -            -          -
                             ________________________________________________
Balance, June 30, 1995       8,444,314  $ 2,509,474 $(2,691,299)         -

Net loss for the year ended
  June 30, 1996                      -            -           -          -
                             ________________________________________________
BALANCE,June 30, 1996        8,444,314    2,509,474  (2,691,299)         -

Net loss for the year ended
  June 30,  1997                     -            -           -          -
                             ________________________________________________
BALANCE, June 30, 1997       8,444,314    2,509,474  (2,691,299)         -

Net loss for the year ended
   June 30,  1998                    -            -           -          -
                             ________________________________________________
BALANCE, June 30, 1998       8,444,314    2,509,474  (2,691,299)         -

Net loss for the year ended
  June 30, 1999                      -            -           -          -
                             ________________________________________________
BALANCE, June 30, 1999       8,444,314  $ 2,509,474 $(2,691,299)         -
                             ________________________________________________


  The accompanying notes are an integral part of this financial statement .

                         VIDEOPLEX, INC.
                  [A Development Stage Company]

                    STATEMENTS OF CASH FLOWS

                                                              Cumulative from
                                                            the Re-entering of
                                                             Development Stage
                                    For the Year Ended           on July 1,
                                          June 30,              1994 through
                                    _______________________       June 30,
                                        1999       1998             1999
                                    ________________________________________
Cash Flows From Operating Activities:
  Net loss                              $  -       $  -             $ -
  Adjustments to reconcile net loss to
    net cash used by operating activities:
    Changes in assets and liabilities:
      Increase in accounts payable         -          -               -
                                         ________________________________
        Net Cash (Used) by
          Operating Activities             -          -               -
                                         ________________________________
Cash Flows From Investing Activities:
                                           -          -               -
                                         ________________________________
        Net Cash (Used) by
          Investing Activities             -          -               -
                                         ________________________________
Cash Flows From Financing Activities:
                                           -          -               -
                                         ________________________________
        Net Cash Provided by
          Financing Activities             -          -               -
                                         ________________________________
Net Increase in Cash                       -          -               -

Cash at Beginning of the Year              -          -               -
                                         ________________________________
Cash at End of the Year                  $ -        $ -          $    -
                                         ________________________________

Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for:
    Interest                             $ -        $  -         $    -
    Income taxes                         $ -        $  -         $    -

Supplemental   Schedule   of  Noncash   Investing   and   Financing
Activities:
  For 1999:
  None

  For 1998:
  None


 The accompanying notes are an integral part of these financial statements.

                         VIDEOPLEX, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - Videoplex, Inc. (the Company) was organized under the laws of the State of New Jersey on August 29, 1983. The Company was formed to engage in the marketing and sales of the "Videoplex" single screen multi-presentation machine. During 1994, Management determined it was in the best interest of the Company to discontinue its previous operations. The Company is considered to have re-entered into a new development stage on July 1,1994.

  Development Stage - The Company is considered a development stage company as defined in SFAS no. 7. Subsequent to June 30, 1999, the Company under went a change in the officers and Board of Director's of the Company.

  Loss  Per  Share  - The computation of loss per share  of  common stock is based on the weighted average number of shares outstanding during the periods presented, in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" [See Note 6].

  Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

  Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that effect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated by management.

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (SFAS) No. 132, "Employer's Disclosure about Pensions and Other Postretirement Benefits", SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", SFAS No. 134, "Accounting for Mortgage-Backed Securities.", SFAS No. 135, "Rescission of FASB Statement No. 75 and Technical Corrections", SFAS No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others", and SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FASB statement No. 133 ( an amendment of FASB Statement No. 133.)," were recently issued. SFAS No. 132, 133, 134, 135, 136 and 137 have no current applicability to the Company or their effect on the financial statements would not have been significant.

                         VIDEOPLEX, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 2 - DISCONTINUED OPERATIONS

The accompanying financial statements as of June 30, 1999 and for the years ended June 30, 1999 and 1998, have been reclassified to reflect management's decision to discontinue the Company's operations in the sales and marketing business. The Company's previous operations in Sales and Marketing of the "Videoplex" single screen multi-presentation machine business are included as Discontinued Operations in the financial statements of the Company.

  Assets (liabilities) of discontinued operations consisted of the following at June 30, 1999:


                                                               June 30,
                                                                1999
                                                              __________
               Assets of Discontinued Operations               $     -

              Liabilities of Discontinued Operations                 -
                             Judgement payable                 105,275
                             Taxes payable                      76,550
                                                              __________
                   Totals                                     $ 181,825
                                                              __________

The following is a condensed, proforma statement of operations that reflects what the presentation would have been without the reclassifications required by "discontinued operations" accounting principles:

                                                             From the
                                            For the       Re-entering of
                                           Year Ended   Development Stage
                                            June 30,         on July 1,
                                      ____________________ 1994 through
                                        1999     1998      June 30, 1999
                                       __________________________________

  Net Sales                            $  -      $  -          $  -

  Cost of Goods Sold                      -         -             -

  Other Operating Expenses                -         -             -

                                       __________________________________
  Net Loss                             $  -      $  -             -
                                       __________________________________
  Loss per Share                       $  -      $  -          $  -
                                       __________________________________

                         VIDEOPLEX, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" which requires the liability approach for the effect of income taxes.

  The Company has available at June 30, 1999, unused operating loss carryforwards of approximately $2,400,000, which may be applied against future taxable income and which expire in various years through 2019. If certain substantial changes in the Company's ownership should occur, there could be an annual limitation on the amount of net operating loss carryforward which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards (approximately $884,000) at December 31, 1999 and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The change in the valuation allowance is equal to the tax effect of the current period's net loss (approximately $0 and $0 for 1999 and 1998, respectively).

NOTE 4 - RELATED PARTY TRANSACTIONS

  Management Compensation - During the periods presented, the Company did not pay any compensation to its officers and directors.

  Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

  Change in Management - Subsequent to June 1999, the Company had a change in the officers and Board of Directors of the Company.

NOTE 5 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has no on-going operations and has incurred losses since its inception. Further, the Company has current liabilities in excess of assets and has no working capital to pay its expenses. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through sales of its common stock or through a possible business combination with another company. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                         VIDEOPLEX, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 6 - EARNINGS (LOSS) PER SHARE

  The  following  data  show the amounts used in  computing  income
  (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the years ended June 30, 1999 and 1998 and for the period from the re-entering of development stage on July 1, 1994 through June 30, 1999:

                                                             Cumulative from
                                                            the Re-entering of
                                                            Development Stage
                                        For the Year Ended     on June 30,
                                            June 30,            1993 through
                                       _______________________      July 1,
                                           1999       1998            1999
                                        ________________________________
Loss from continuing operations available
    to common stockholders (numerator)    $  -       $  -           $   -
                                        ________________________________
Loss from discontinued operations available
    to common stockholders (numerator)    $  -       $  -           $   -
                                         ________________________________
Weighted average number of
    common shares outstanding
    used in earnings per share
    during the period (denominator)      8,444,314    8,444,314     8,444,314
                                          ________________________________

  Dilutive earnings per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted earnings (loss) per share.