Form 10QSB
period 1999-09-30
VIDEOPLEX INC
filed 2000-04-28
CIK 758119

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

      [  X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended Sept. 30, 1999

      [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from        to

                  Commission File No.  0-14919

                         VIDEOPLEX, INC.
(Exact name of small business issuer as specified in its charter)

          New Jersey                        22-2485230
(State or other jurisdiction of     (IRS Employer Identification No.)
 incorporation or organization)

   5882 South 900 East, Suite 202, Salt Lake City, Utah  84121
            (Address of principal executive offices)

                         (801) 269-9500
                   (Issuer's telephone number)

                         Not Applicable
(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:
State  the number of shares outstanding of each of the  issuer's
classes of common equity, as April 24, 2000:   8,444,314  shares
of common stock.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

Transitional Small Business Format:  Yes [   ]  No [ X ]

Documents incorporated by reference:  None

                           FORM 10-QSB
                         VIDEOPLEX, INC.

                              INDEX

                                                                     Page

PART I.  Financial Information                                         3

         Unaudited Condensed Balance Sheets as of Sept. 30, 1999       4

         Unaudited Condensed Statements of Operations as of
          Sept. 30, 1999                                               5

         Unaudited Condensed Statements of Cash Flows as of
          Sept. 30, 1999                                               6

         Notes to Unaudited Consolidated Financial Statements          7

         Management's Discussion and Analysis of                      11
          Financial Condition or Plan of Operation

PART II.  Other Information                                           11

Signatures                                                            12

                             PART I.
                      Financial Information

     In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

                         VIDEOPLEX, INC.
                  [A Development Stage Company]

               UNAUDITED CONDENSED BALANCE SHEETS

                             ASSETS



                                                September 30,  June 30,
                                                    1999         1999
                                                  ___________  ___________
CURRENT ASSETS:
  Cash in bank                                   $        -   $        -
                                                  ___________  ___________
        Total Current Assets                              -            -
                                                  ___________  ___________
                                                 $        -   $        -
                                                  ___________  ___________


             LIABILITIES AND STOCKHOLDERS' (DEFICIT)


CURRENT LIABILITIES:
   Liabilities of discontinued operations         $  181,825   $  181,825
                                                   ___________  ___________
        Total Current Liabilities                    181,255      181,825
                                                   ___________  ___________

STOCKHOLDERS' (DEFICIT):
  Common stock, no par value, 10,000,000
   shares authorized, 8,444,314 shares issued
   and outstanding                                 2,509,474    2,509,474
  Retained deficit                                (2,691,299)  (2,691,299)
  Deficit accumulated during the development stage         -            -
                                                  ___________  ___________

Total Stockholders' (Deficit)                       (181,825)    (181,825)
                                                  ___________  ___________
                                                  $        -   $        -
                                                   ___________  ___________

Note: The balance sheet at June 30, 1999 was taken from the audited financial statements at that date and condensed.


 The accompanying notes are an integral part of these unaudited condensed financial statements.

                         VIDEOPLEX, INC.
                  [A Development Stage Company]


          UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                        Cumulative from
                                                       the Re-entering of
                                                        Development Stage
                                  For the Three Months     on July 1,
                                   Ended September 30,    1994 through
                                  ______________________  September 30,
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
                                    __________ __________   ___________


 The accompanying notes are an integral part of these unaudited condensed financial statements.

                         VIDEOPLEX, INC.
                  [A Development Stage Company]

          UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                Cumulative from
                                                              the Re-entering of
                                                               Development Stage
                                           For the Three Months   on July 1,
                                            Ended September 30,  1994 through
                                          ______________________  September 30,
                                               1999       1998       1999
                                          ________________________________
Cash Flows From Operating Activities:
  Net loss                                  $    -      $  -       $       -
  Adjustments to reconcile net loss to
    net cash used by operating activities:
    Changes in assets and liabilities:
                                          ________________________________
        Net Cash (Used) by
          Operating Activities                   -         -              -
                                          ________________________________
Cash Flows From Investing Activities:
                                                 -         -              -
                                          ________________________________
        Net Cash (Used) by
          Investing Activities                   -         -              -
                                          ________________________________
Cash Flows From Financing Activities:
                                                 -         -              -
                                          ________________________________
        Net Cash Provided by
          Financing Activities                   -         -              -
                                          ________________________________
Net Increase in Cash                             -         -              -

Cash at Beginning of the Year                    -         -              -
                                          ________________________________
Cash at End of the Year                   $      -  $      -      $       -
                                          ________________________________

Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for:
    Interest                             $      -   $      -      $      -
    Income taxes                         $      -   $      -      $       -

Supplemental Schedule of Noncash Investing and Financing
Activities:
  For the three months ended September 30, 1999:
  None

     For the three months ended September 30, 1998:
  None

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                         VIDEOPLEX, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - Videoplex, Inc. (the Company) was organized under the laws of the State of New Jersey on August 29, 1983. The Company was formed to engage in the marketing and sales of the "Videoplex" single screen multi-presentation machine. During 1994 management determined it was in the best interest of the Company to discontinue its previous operations. The Company is considered to have re-entered into a new development stage on July 1,1994.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 31, 1999 and 1999 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1999 audited financial statements. The results of operations for the periods ended September 31, 1999 are not necessarily indicative of the operating results for the full year.

  Development   Stage  Company  -  The  Company  is  considered   a
  development stage company as defined in Statement of Financial Accounting Standards (SFAS) No. 7.

  Loss  Per  Share  - The computation of loss per share  of  common stock is based on the weighted average number of shares outstanding during the periods presented, in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" [See Note 6].

  Cash and Cash Equivalents - For purposes of the financial statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

  Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated by management.

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

                         VIDEOPLEX, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - DISCONTINUED OPERATIONS

  The accompanying financial statements as of September 30, 1999 and for the three months ended September 30, 1999 and 1998, have been reclassified to reflect management's decision to discontinue the Company's operations in the sales and marketing business. The Company's previous operations in sales and marketing of the "Videoplex" single screen multi-presentation machine business are included as discontinued operations in the financial statements of the Company.

  Assets (liabilities) of discontinued operations consisted of the following at September 30, 1999:


                                                      September 30,
                                                           1999
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
                                                       __________


  The following is a condensed, proforma statement of operations that reflects what the presentation would have been without the reclassifications required by "discontinued operations" accounting principles:

                                                         From the
                                    For the Three     Re-entering of
                                     Months Ended    Development Stage
                                    September 30,        on July 1,
                                 ___________________   1994 through
                                    1999   1998      September 30, 1999
                                  __________________________________

Net Sales                        $     - $     -   $          -

Cost of Goods Sold                     -       -              -

Other Operating Expenses               -       -              -

                                  __________________________________
Net Loss                         $     - $     -              -
                                  __________________________________
Loss per Share                   $     - $     -   $          -
                                  __________________________________

                         VIDEOPLEX, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" which requires a assets and liability approach for the effect of income taxes.

  The Company has available at September 30, 1999, unused operating loss carryforwards of approximately $2,400,000, which may be applied against future taxable income and which expire in various years through 2019. If certain substantial changes in the Company's ownership should occur, there could be an annual limitation on the amount of net operating loss carryforward which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred are approximately $820,000 and $820,000 as of September 30, 1999 and June 30, 1999, respectively, with an offsetting valuation allowance at each period end of the same amount, resulting in a change of approximately $0 during the three months ended September 30, 1999.

NOTE 4 - RELATED PARTY TRANSACTIONS

  Management Compensation - During the periods presented, the Company did not pay any compensation to its officers and directors.

  Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

  Change in Management - Subsequent to September 1999, the Company under went a change in the officers and Board of Director's of the Company.

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

                         VIDEOPLEX, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS



NOTE 6 - EARNINGS (LOSS) PER SHARE

  The  following  data  show the amounts used in  computing  income
  (loss) per share and the effect on income (loss) and the weighted average number of shares of dilutive potential common stock for the three months ended September 30, 1999 and 1998 and for the period from the re-entering of development stage on July 1, 1994 through September 30, 1999:

                                                               Cumulative from
                                                              the Re-entering of
                                                               Development Stage
                                          For the Three Months     on July 1,
                                           Ended September 30,  1994, through
                                           ___________________   September 30,
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
                                            ________________________________

  Dilutive earnings (loss) per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted earnings (loss) per share.

NOTE 7 - SUBSEQUENT EVENTS

  Subsequent to September 30, 1999, the Company under went a change in the Officers and Directors of the Company.

  Subsequent to September 30, 1999, an Officer of the Company paid $39,891 of the Company's expenses.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION OR PLAN OF OPERATION

     The Company has -0- in cash. The Company did not generate any revenue during the quarterly period ended Sept. 30, 1999.
The Company has no material commitments for capital expenditures for the next twelve months.

     The Company is currently in negotiations to settle outstanding judgments. The Company believes that its current cash needs can be met with the cash on hand for at least the next twelve months. However, should the Company obtain a business opportunity, it may be necessary to raise additional capital. This may be accomplished by loans from the principals of the Company, debt financing, equity financing or a combination of financing options.

                            PART II.
                        OTHER INFORMATION

Legal Proceedings:

     The Company has several outstanding judgments on which it is attempting to negotiate settlements. The judgments are as follows:

     World Fair Associates                   $11,299.42
     Di-Tech, Inc.                           $ 2,620.47
     Anixter Cable TV                        $28,588.20
     Hudson United Bank                      $20,125.45
     Copelco Credit Corporation              $ 6,205.76

     Additionally, the Company is negotiating a settlement with the Internal Revenue Service and has an Offer in Compromise filed for $2,000. The Internal Revenue Services has not yet responded to the offer.

Changes in Securities and Use of Proceeds:

     None

Defaults upon Senior Securities:

     None

Submission of Matters to a Vote of Securities Holders:

     None

Other Information:

     None

Exhibits and Reports on Form 8-K:

     Reports on Form 8-K:  None

     Exhibits: Included only with the electronic filing of this report is the Financial Data Schedule for the three month period ended Sept. 30, 1999 (Exhibit ref. No. 27).

                           SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   VIDEOPLEX, INC.




Date: April 28, 2000               By:/s/John Chymboryk
                                         President and Director



Date: April 28, 2000                By:/s/ Kip Eardley
                                           Secretary/Treasurer and Director