Form 10QSB
period 1999-12-31
VIDEOPLEX INC
filed 2000-04-28
CIK 758119

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

      [  X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1999

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

                           FORM 10-QSB
                         VIDEOPLEX, INC.

                              INDEX

                                                                       Page

PART I.   Financial Information                                          3

          Unaudited Condensed Balance Sheets as of December 31, 1999     4

          Unaudited Condensed Statements of Operations as of
           December 31, 1999                                             5

          Unaudited Condensed Statements of Cash Flows as of
           December 31, 1999                                             6

          Notes to Unaudited Consolidated Financial Statements           7

          Management's Discussion and Analysis of                       12
          Financial Condition or Plan of Operation

PART II.  Other Information                                             12

Signatures                                                              13

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

                         VIDEOPLEX, INC.
                  [A Development Stage Company]

               UNAUDITED CONDENSED BALANCE SHEETS

                             ASSETS



                                         December 31,  June 30,
                                             1999         1999
                                         ___________  ___________
CURRENT ASSETS:
  Cash in bank                            $        -   $        -
                                         ___________  ___________
        Total Current Assets                       -            -
                                         ___________  ___________
                                          $        -   $        -
                                         ___________  ___________


             LIABILITIES AND STOCKHOLDERS' (DEFICIT)


CURRENT LIABILITIES:
   Liabilities of discontinued operations $  181,825   $  181,825
   Accounts payable - related party           28,371            -
                                         ___________  ___________
        Total Current Liabilities            210,195      181,825
                                         ___________  ___________

STOCKHOLDERS' (DEFICIT):
  Common stock, no par value, 10,000,000
   shares authorized, 8,444,314 shares issued
   and outstanding                         2,509,474    2,509,474
  Retained deficit                        (2,691,299)  (2,691,299)
  Deficit accumulated during the
   development stage                         (28,371)           -
                                         ___________  ___________

Total Stockholders' (Defic it)              (210,195)    (181,825)
                                         ___________  ___________
                                          $        -   $        -
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

                         VIDEOPLEX, INC.
                  [A Development Stage Company]


          UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                              Cumulative from
                                                            the Re-entering of
                                                             Development Stage
                   For the Three Months  For the Six Months      on July 1,
                     Ended December 31,   Ended December 31,    1994 through
                    __________________________________________  December 31,
                      1999      1998      1999         1998          1999
                 __________________________________________________
REVENUE:
 Sales                         $    -  $ -    $     -  $   -    $       -
                              _____________________________________________

 Total Revenue                      -    -          -      -            -
                              _____________________________________________

EXPENSES:
 General and administrative    28,371    -     28,371      -        28,371
                              _____________________________________________

 Total Expenses                28,371    -     28,371      -        28,371
                              _____________________________________________

LOSS FROM OPERATIONS          (28,371)   -    (28,371)     -       (28,371)

CURRENT INCOME TAXES                -    -          -      -             -

DEFERRED INCOME TAX                 -    -          -      -             -
                              ______________________________________________
DISCONTINUED OPERATIONS:
 Loss from operations
  of marketing and
  sales business subsidiary         -    -          -      -             -
                              ______________________________________________

NET LOSS                     $(28,371) $ -   $(28,371)  $  -     $ (28,371)
                              ______________________________________________
LOSS PER SHARE:
 Loss from continued
  operations                 $ (.00)  $ -    $  (.00)   $  -     $  (.00)
 Loss from discontinued
  operations                 $    -   $ -    $     -    $  -     $     -
                              _____________________________________________
  Total Loss Per Share       $ (.00)  $ -    $  (.00)   $  -     $  (.00)
                              _____________________________________________

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                         VIDEOPLEX, INC.
                  [A Development Stage Company]

          UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                        Cumulative from
                                                                       the Re-entering of
                                                                       Development Stage
                                                For the Six Months           on July 1,
                                                Ended December 31,          1994 through
                                             _______________________       December 31,
                                               1999           1998             1999
                                             _________     _________        ________
Cash Flows From Operating Activities:
  Net loss                                  $ (28,371)     $      -         $ (28,371)
 Adjustments to reconcile net loss to
  net cash used by operating activities:
   Changes in assets and liabilities:
 Increase in accounts payable -related party   28,371             -            28,371
                                               ________________________________
  Net Cash (Used) by
    Operating Activities                            -             -                 -
                                               ________________________________
Cash Flows From Investing Activities:
                                                    -             -                 -
                                               ________________________________
  Net Cash (Used) by
    Investing Activities                            -             -                 -
                                               ________________________________
Cash Flows From Financing Activities:
                                                    -             -                 -
                                               ________________________________
   Net Cash Provided by
     Financing Activities                           -             -                 -
                                               ________________________________
Net Increase in Cash                                -             -                 -

Cash at Beginning of the Year                       -             -                 -
                                               ________________________________
Cash at End of the Year                        $    -     $       -           $     -
                                               ________________________________

Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
    Interest                                   $   -      $       -           $     -
    Income taxes                               $   -      $       -           $     -

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the six months ended December 31, 1999:
  None

  For the six months ended December 31, 1998:
  None

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1999 and 1998 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1999 audited financial statements. The results of operations for the periods ended December 31, 1999 are not necessarily indicative of the operating results for the full year.

  Development Stage - The Company is considered a development stage company as defined in SFAS no. 7.

  Loss  Per  Share  - The computation of loss per share  of  common stock is based on the weighted average number of shares outstanding during the periods presented, in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" [See Note 6].

  Cash and Cash Equivalents - For purposes of the financial statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three and six or less to be cash equivalents.

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

                         VIDEOPLEX, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - DISCONTINUED OPERATIONS

  The  accompanying financial statements as of December 31,  1999 and for the periods ended December 31, 1999 and 1998, have been reclassified to reflect management's decision to discontinue the Company's operations in the sales and marketing business. The Company's previous operations in sales and marketing of the "Videoplex" single screen multi-presentation machine business are included as discontinued operations in the financial statements of the Company.

  Assets (liabilities) of discontinued operations consisted of the following at December 31, 1999:


                                                      December 31,
                                                          1999
                                                       _________
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
                                                       __________

  The following is a condensed, proforma statement of operations that reflects what the presentation would have been without the reclassifications required by "discontinued operations" accounting principles:

                                                                  From the
                          For the Three      For the Six       Re-entering of
                           Months Ended      Months Ended    Development Stage
                        December 31, 1999    December 31,        on July 1,
                           _____________________________       1994 through
                           1999    1998    1999     1998     December 31, 1999
                           _____________________________________________

Net Sales                 $    -   $    - $      -   $    -    $       -

Cost of Goods Sold             -        -        -        -            -

Other Operating Expenses  28,371        -   28,371        -       28,371

                          ________________________________________________
Net Loss                $(28,371)  $    -$(28,371)  $    -    $ (28,371)
                          ________________________________________________
Loss per Share          $ (.00)    $    -$  (.00)   $    -    $  (.00)
                          ________________________________________________

                         VIDEOPLEX, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" which requires an asset and liability approach for the effect of income taxes.

  The Company has available at December 31, 1999, unused operating loss carryforwards of approximately $2,430,000, which may be applied against future taxable income and which expire in various years through 2019. If certain substantial changes in the Company's ownership should occur, there could be an annual limitation on the amount of net operating loss carryforward which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred are approximately $825,000 and $820,000 as of December 31, 1999 and June 30, 1999, respectively, with an offsetting valuation allowance at each period end of the same amount, resulting in a change of approximately $5,000 during the six months ended December 31, 1999.

NOTE 4 - RELATED PARTY TRANSACTIONS

  Management Compensation - During the periods presented, the Company did not pay any compensation to its officers and directors.

  Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

  Expenses  -  During the six months ended December  31,  1999,  an
  Officer of the Company paid expenses amounting to $28,371.   This
  amount is included in accounts payable - related party.

  Change in Management - During the six months ended December 31, 1999, the Company under went a change in the Officers and Board of Director's of the Company.

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

NOTE 6 - EARNINGS (LOSS) PER SHARE

  The  following  data  show the amounts used in  computing  income
  (loss) per share and the effect on income (loss) and the weighted average number of shares of dilutive potential common stock for the three and six months ended December 31, 1999 and 1998 and for the period from the re-entering of development stage on July 1, 1994 through December 31, 1999:

                                                                           Cumulative from
                                                                         the Re-entering of
                              For the Three             For the Six      Development Stage
                               Months Ended             Months Ended      on July 1, 1994,
                               December 31,             December 31,            through
                                 ____________________________________        December 31,
                              1999     1998         1999          1998           1999
                              ____________________________________________
Loss from continuing
 operations available to
 common stockholders
 (numerator)              $   (28,371)$         - $   (28,371) $        -  $  (28,371)
                              ____________________________________________
Loss from discontinued
  operations available
  to common stockholders
  (numerator)              $         - $        -  $         - $        -  $        -
                              ____________________________________________
Weighted average number of
 common shares outstanding
 used in earnings per share
 during the period
 (denominator)               8,444,314   8,444,314   8,444,314   8,444,314  8,444,314
                                ____________________________________________

   Dilutive earnings (loss) per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted earnings (loss) per share.

                         VIDEOPLEX, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


NOTE 7 - SUBSEQUENT EVENTS

  Subsequent to December 31, 1999, an Officer of the Company paid $11,520 of the Company's expenses.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION OR PLAN OF OPERATION

     The Company has -0- in cash. The Company did not generate any revenue during the quarterly period ended December 31, 1999.
The Company has no material commitments for capital expenditures for the next twelve months.

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

     None

Defaults upon Senior Securities:

     None

Submission of Matters to a Vote of Securities Holders:

     None

Other Information:

     None

Exhibits and Reports on Form 8-K:

     Reports on Form 8-K:  None

     Exhibits: Included only with the electronic filing of this report is the Financial Data Schedule for the three month period ended December 31, 1999 (Exhibit ref. No. 27).

                           SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   VIDEOPLEX, INC.




Date:April 28, 2000              By:/s/  John Chymboryk
                                        President and Director



Date: April 28, 2000             By:/s/ Kip Eardley
                                        Secretary/Treasurer and Director