Form 10QSB
period 2000-03-31
VIDEOPLEX INC
filed 2000-04-28
CIK 758119

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

      [  X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

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

                           FORM 10-QSB
                         VIDEOPLEX, INC.

                              INDEX

                                                                         Page

PART I.        Financial Information                                      3

               Accountants' Review Report                                 4

               Unaudited Condensed Balance Sheets                         5
               March 31, 2000 and June 30, 1999

               Unaudited Condensed Statements of Operations for the       6
               three and Nine months ended March 31, 2000 and 1999 and from The re-entering of development state on July 1, 1994 through March 31, 2000

               Unaudited Condensed Statements of Cash Flows for the       7
               three and Nine months ended March 31, 2000 and 1999 and from The re-entering of development state on July 1, 1994 through March 31, 2000

               Notes to Unaudited Consolidated Financial Statements       8

               Management's Discussion and Analysis of                   13
               Financial Condition or Plan of Operation

PART II.       Other Information                                         13

               Signatures                                                14

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

                   ACCOUNTANTS' REVIEW REPORT

Board of Directors
VIDEOPLEX, INC.
Salt Lake City, Utah

We have reviewed the accompanying condensed balance sheet of Videoplex, Inc. (A Development Stage Company) as of March 31, 2000, and the related condensed statements of operations and cash flows for the three and nine months ended March 31, 2000 and 1999, and for the period from the re-entering of development stage on July 1, 1999 through March 31, 2000. All information included in these financial statements is the representation of the management of Videoplex, Inc..

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based   on   our  review,  we  are  not  aware  of  any  material
modifications that should be made to the condensed financial statements reviewed by us, in order for them to be in conformity with generally accepted accounting principles.

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the company has no on-going operations, has incurred substantial losses since its inception, has liabilities in excess of assets and has no working capital. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/s/ Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

April 26, 2000
Salt Lake City, Utah

                         VIDEOPLEX, INC.
                  [A Development Stage Company]

                    CONDENSED BALANCE SHEETS

          [Unaudited - See Accountants' Review Report]

                             ASSETS



                                              March 31,    June 30,
                                                2000         1999
                                             ___________  ___________
CURRENT ASSETS:
  Cash in ban                                $        -   $        -
                                             ___________  ___________
        Total Current Assets                          -            -
                                             ___________  ___________
                                             $        -   $        -
                                             ___________  ___________


             LIABILITIES AND STOCKHOLDERS' (DEFICIT)


CURRENT LIABILITIES:
   Liabilities of discontinued operations   $  181,825   $  181,825
   Accounts payable - related party             39,890            -
                                             ___________  ___________
        Total Current Liabilities              221,715      181,825
                                             ___________  ___________

STOCKHOLDERS' (DEFICIT):
  Common stock, no par value, 10,000,000
   shares authorized, 8,444,314 shares issued
   and outstanding                           2,509,474    2,509,474
  Retained deficit                          (2,691,299)  (2,691,299)
  Deficit accumulated during the
     development stage                         (39,890)           -
                                             ___________  ___________

Total Stockholders' (Deficit)                 (221,715)    (181,825)
                                             ___________  ___________
                                            $        -   $        -
                                             ___________  ___________


Note: The balance sheet at June 30, 1999 was taken from the audited financial statements at that date and condensed.

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                         VIDEOPLEX, INC.
                  [A Development Stage Company]

               CONDENSED STATEMENTS OF OPERATIONS
           [Unaudited - See Accountants' Review Report]


                                                               Cumulative from
                                                            the Re-entering of
                                                             Development Stage
                  For the Three Months   For the Nine months    on July 1,
                    Ended March 31,       Ended March 31,      1994 through
               __________________________________________       March 31,
                      2000    1999        2000       1999         2000
               __________________________________________________
REVENUE:
  Sales              $  -    $  -       $  -         $  -        $   -
               __________________________________________________

  Total Revenue         -       -          -            -            -
               __________________________________________________

EXPENSES:
General and
 administrative    11,519       -     39,890            -       39,890
               __________________________________________________


 Total Expenses    11,519       -     39,890            -       39,890
               __________________________________________________

LOSS FROM
OPERATIONS        (11,519)      -    (39,890)           -      (39,890)

CURRENT INCOME
 TAXES                  -       -          -            -            -

DEFERRED INCOME
 TAX                    -       -          -            -            -
               __________________________________________________
DISCONTINUED OPERATIONS:
Loss from operations
of marketing and
sales business
subsidiary              -       -          -            -            -
               __________________________________________________

NET LOSS         $(11,519)   $  -  $ (39,890)       $   -     $(39,890)
               __________________________________________________
LOSS PER SHARE:
Loss from continued
 operations         $(.00)   $  -  $    (.00)       $   -     $   (.00)
Loss from discontinued
 operations         $   -    $  -  $       -        $   -     $      -
               __________________________________________________
Total Loss Per
 Share              $ (.00)  $  -  $    (.00)       $   -     $   (.00)
                _________________________________________________

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                         VIDEOPLEX, INC.
                  [A Development Stage Company]

               CONDENSED STATEMENTS OF CASH FLOWS

          [Unaudited - See Accountants' Review Report]

                                                               Cumulative from
                                                            the Re-entering of
                                                             Development Stage
                                     For the Nine months          on July 1,
                                        Ended March 31,           1994 through
                                      _______________________      March 31,
                                        2000       1999               2000
                                       ________________________________
Cash Flows From Operating Activities:
  Net loss                            $(39,890)   $   -           $(39,890)
Adjustments to reconcile net loss to
  net cash used by operating activities:
  Changes in assets and liabilities:
   Increase in accounts payable
     -related party                     39,890        -             39,890
                                         ________________________________
      Net Cash (Used) by
        Operating Activities                 -        -                 -
                                         ________________________________
Cash Flows From Investing Activities:
                                             -        -                 -
                                         ________________________________
      Net Cash (Used) by
        Investing Activities                 -        -                 -
                                         ________________________________
Cash Flows From Financing Activities:
                                             -        -                 -
                                         ________________________________
        Net Cash Provided by
          Financing Activities               -        -                 -
                                         ________________________________
Net Increase in Cash                         -        -                 -

Cash at Beginning of the Year                -        -                 -
                                         ________________________________
Cash at End of the Year                 $    -    $   -            $    -
                                         ________________________________

Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for:
    Interest                       $      -  $      -  $       -
    Income taxes                   $      -  $      -  $       -

Supplemental Schedule of Noncash Investing and Financing
Activities:
  For the nine months ended March 31, 2000:
  None

  For the nine months ended March 31, 1999:
  None

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                         VIDEOPLEX, INC.
                  [A Development Stage Company]

             NOTES TO CONDENSED FINANCIAL STATEMENTS

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2000 and 1999 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1999 audited financial statements. The results of operations for the periods ended March 31, 2000 are not necessarily indicative of the operating results for the full year.

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

                         VIDEOPLEX, INC.
                  [A Development Stage Company]

             NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 2 - DISCONTINUED OPERATIONS

  The accompanying financial statements as of March 31, 2000 and for the periods ended March 31, 2000 and 1999, have been reclassified to reflect management's decision to discontinue the Company's operations in the sales and marketing business. The Company's previous operations in sales and marketing of the "Videoplex" single screen multi-presentation machine business are included as discontinued operations in the financial statements of the Company.

  Assets (liabilities) of discontinued operations consisted of the following at March 31, 2000:


                                                           March 31,
                                                              2000
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
                                                          __________

  The following is a condensed, proforma statement of operations that reflects what the presentation would have been without the reclassifications required by "discontinued operations" accounting principles:

                                                                 From the
                         For the Three     For the Nine       Re-entering of
                          Months Ended     Months Ended     Development Stage
                         March 31, 2000      March 31,          on July 1,
                     ________________________________________  1994 through
                          2000    1999     2000     1999      March 31, 2000
                     ____________________________________________________

  Net Sales             $    -   $   -     $  -     $  -           $   -

  Cost of Goods Sold         -       -        -        -               -

Other Operating Expenses 11,519      -    39,890       -           39,890

                     ____________________________________________________
  Net Loss             $(11,519) $   -  $ (39,890)  $  -        $ (39,890)
                     ____________________________________________________
  Loss per Share          $(.00) $   -  $    (.00)  $  -        $    (.00)
                     ___________________________________________________

                         VIDEOPLEX, INC.
                  [A Development Stage Company]

             NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" which requires an asset and liability approach for the effect of income taxes.

  The Company has available at March 31, 2000, unused operating loss carryforwards of approximately $2,440,000, which may be applied against future taxable income and which expire in various years through 2020. If certain substantial changes in the Company's ownership should occur, there could be an annual limitation on the amount of net operating loss carryforward which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred are approximately $830,000 and $820,000 as of March 31, 2000 and June 30, 1999, respectively, with an offsetting valuation allowance at each period end of the same amount, resulting in a change of approximately $10,000 during the nine months ended March 31, 2000.

NOTE 4 - RELATED PARTY TRANSACTIONS

  Management Compensation - During the periods presented, the Company did not pay any compensation to its officers and directors.

  Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

  Expenses  -  During  the nine months ended  March  31,  2000,  an
  Officer of the Company paid expenses amounting to $39,890.   This
  amount is included in accounts payable - related party.

  Change in Management - During 1999 the Company under went a change in the Officers and Board of Director's of the Company.

                         VIDEOPLEX, INC.
                  [A Development Stage Company]

             NOTES TO CONDENSED FINANCIAL STATEMENTS


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


NOTE 6 - EARNINGS (LOSS) PER SHARE

  The  following  data  show the amounts used in  computing  income
  (loss) per share and the effect on income (loss) and the weighted average number of shares of dilutive potential common stock for the nine months ended March 31, 2000 and 1999 and for the period from the re-entering of development stage on July 1, 1994 through March 31, 2000:

                                                              Cumulative from
                                                            the Re-entering of
                          For the Three   For the Nine       Development Stage
                          Months Ended   Months Ended         on July 1, 1994,
                             March 31,      March 31,              through
                       ___________________________________         March 31,
                         2000     1999    2000      1999              2000
                       ____________________________________________
Loss from continuing
 operations available to
 common stockholders
 (numerator)           $(11,519)  $  -  $ (39,890)   $  -          $(39,890)
                            ____________________________________________
Loss from discontinued
 operations available
 to common stockholders
 (numerator)           $    -     $  -   $    -      $  -           $   -
                            ____________________________________________
Weighted average number of
 common shares outstanding
 used in earnings per share
 during the period
 (denominator)       8,444,314  8,444,314  8,444,314  8,444,314    8,444,314
                            ____________________________________________

  Dilutive earnings (loss) per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted earnings (loss) per share.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION OR PLAN OF OPERATION

     The Company has -0- in cash. The Company did not generate any revenue during the quarterly period ended March 31, 2000.
The Company has no material commitments for capital expenditures for the next twelve months.

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

     None

Defaults upon Senior Securities:

     None

Submission of Matters to a Vote of Securities Holders:

     None

Other Information:

     None

Exhibits and Reports on Form 8-K:

     Reports on Form 8-K:  None

     Exhibits: Included only with the electronic filing of this report is the Financial Data Schedule for the three month period ended March 31, 2000 (Exhibit ref. No. 27).

                           SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                VIDEOPLEX, INC.




Date April 28, 2000             By:/s/ John Chymboryk
                                    John Chymboryk
                                    President and Director



Date:April 28, 2000             By:/s/ Kip Eardley
                                     Kip Eardley
                                     Secretary/Treasurer and Director