Form 10KSB
period 2000-06-30
VIDEOPLEX INC
filed 2000-09-18
CIK 758119

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10-KSB

        Annual Report Pursuant to Section 13 or 15(d) of
               the Securities Exchange Act of 1934
(Mark One)
[ X ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
       For the fiscal year ended June 30, 2000

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

The aggregate market value of the issuer's voting stock held as of September 15, 2000, by non-affiliates of the issuers was $-0-. There was no active trading market and no quote for Videoplex, Inc. during fiscal year 2000, therefore the value is deemed to be $-0-.

As of September 15, 2000, the issuer had 9,860,245 shares of its no par value common stock outstanding.

Transitional Small Business Format:   Yes [   ]   No [ X ]

Documents incorporated by reference:  None

                             PART I

                ITEM 1.  DESCRIPTION OF BUSINESS

  The Company was incorporated in the state of New Jersey on August 29, 1983. The Company was formed to engage in the marketing and sales of the "Videoplex" single screen multi-presentational machine. Since 1993, the Company has not engaged in any business operations. During 1994, Management determined that it was in the best interests of the Company to discontinue its previous operations in the sales and marketing business. The Company is considered to have re-entered into a new development stage on July 1, 1994. Subsequent to June 30, 2000, the Company underwent a change in the officers and board of director's of the Company.

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

Criteria

  The Company will not restrict its search to any particular business, industry or geographical location. The Company may acquire a business opportunity or enter into a business in any industry and in any stage of development. The Company may enter into a business or opportunity involving a start up or new company. The Company may acquire a business opportunity in various stages of its operation.

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

Procedures

  As part of the Company=s investigation of business opportunities, officers and directors may meet personally with management and key personnel of the firm sponsoring the business opportunity, visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and conduct other reasonable measures.

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

                ITEM 2.  DESCRIPTION OF PROPERTY

  The Company does not own any property. The Company currently utilizes office space, free of charge, from officers and directors of the Company.

                   ITEM 3.  LEGAL PROCEEDINGS

  The Company has the following outstanding judgments on which it is attempting to negotiate settlements:

        World Fair Associates           $11,299.42
        Di-Tech, Inc.                    $2,620.47
        Anixter Cable TV                $28,588.20
        Hudson United Bank              $20,125.45
        Copelco Credit Corporation       $6,205.76

  Additionally, the Company is negotiating a settlement with the Internal Revenue Service and has an Offer in Compromise filed for $2,000. The Internal Revenue Services has not yet responded to the offer.

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

  No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

                             PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's common stock is listed on the Over the Counter
Bulletin Board ("OTCBB"), under the symbol "VPLX".  As of
September 15, 2000, the Company had 754 shareholders holding
9,860,245 shares of common stock.

  The following quotations, as provided by the National
Quotation Bureau, represent prices between dealers and do not include retail markup, markdown or commission. In addition, these quotations do not represent actual transactions.

                             CLOSING BID     CLOSING ASK
                             HIGH   LOW      HIGH    LOW

     1998
     First Quarter          .001   .001     .05      .05
     Second Quarter         None   None     .05      .05
     Third Quarter          None   None     .05      .05
     Fourth Quarter         None   None     .05      .05


     1999
     First Quarter          None   None     .05      .05
     Second Quarter         None   None     .05      .05
     Third Quarter          None   None     .05      .05
     Fourth Quarter         None   None     .05      .05

     2000
     First Quarter          None   None     .05      .05
     Second Quarter         None   None     .05      .04

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

    ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                            OPERATION

  The Company has $ -0- cash .

   The  Company did not generate any revenue during  fiscal  year
2000.   The  Company  has  no material  commitments  for  capital
expenditures for the next twelve months.

  General and administrative expenses consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $38,955 for the year ended June 30, 2000 which is due to an increase in accounts payable and a decrease in liabilities of discontinued operation. As a result of the gain on settlement of liabilities related to discontinued operations, the Company realized a net income of $25,595 for the year ended June 30, 2000, as compared to $ -0- for the same period in 1999.

   The Company believes that its current cash needs can be met with advances from officers and directors for at least the next twelve months. However, should the Company obtain a business opportunity, it may be necessary to raise additional capital. This may be accomplished by loans from the principals of the Company, debt financing, equity financing or a combination of financing options.

                  ITEM 7.  FINANCIAL STATEMENTS

   The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page 9.

     ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.
                            PART III

  ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
   PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

   The following tables sets forth as of June 30, 2000, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

Name                   Age     Position             Director or Officer Since

John Chymboryk          47     President and Director    November 1999

Kip   Eardley           41     Secretary/Treasurer
                               and Director              January 2000

   All Directors hold their positions for one year or until their successors are duly elected and qualified. All officers holds their positions at the will of the Board of Directors.

   Set forth below is certain biographical information regarding each of the Company's executive officers and directors:

  John Chymboryk, President and Director. Mr. Chymboryk received his bachelor's degree with an emphasis in accounting and economics in 1982. Following graduation he worked for a large international accounting firm until 1984. He then taught courses in finance, marketing and management in the business departments of a Community College from 1984 to 1992. Concurrent with his teaching experience, Mr. Chymboryk operated an accounting business that specialized in preparing financial statements, tax returns and business plans for small businesses. Mr. Chymboryk co-founded a company that specialized in marketing, customer retention and management training. Mr. Chymboryk served as Vice President and was responsible for the financial operations and in developing and delivering management training. Mr. Chymboryk was instrumental in designing and presenting the sales management workshop that was contracted with Lexus, the Toyota Motor Corporation luxury car line. In 1997, Mr. Chymboryk was involved in designing, developing and implementing a new application that assists companies in following up and retaining their existing customer base. Mr. Chymboryk is a director in the following reporting companies, GTM Holdings, Inc. Reddi Brake Supply Corporation, Golden Quest, Inc., and Heavenly Hotdog, Inc.

     Kip Eardley, Secretary/Treasurer and Director. Since 1989, Mr. Eardley has been self employed as the president and owner of Capital Consulting of Utah, Inc. which is a consulting firm to various public and private companies. Mr. Eardley is a directors in the following reporting companies, Holmes Microsystems, Inc., GTM Holdings, Inc. Reddi Brake Supply Corporation, Golden Quest, Inc., and Heavenly Hotdog, Inc.

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

                ITEM 10.  EXECUTIVE COMPENSATION

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

  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                           MANAGEMENT

   The following table sets forth as of June 30, 2000, the name and the number of shares of the Company's Common Stock, no par value per share, held of record, or was known by the Company to own beneficially, more than 5% of the 8,444,314 issued and outstanding shares of the Company's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

Title of    Name and Address of            Amount and Nature of    Percentage
Class       Beneficial Owner               Beneficial Ownership    of Class

Common     John Chymboryk (1)(2)                1,500,000           15.21%
           5882 S. 900 E., Suite 202
           Salt Lake City,  UT  84121

Common     Kip Eardley (1)(2)                   1,500,000           15.21%
           5882 S. 900 E., Suite 202
           Salt Lake City,  UT  84121

Common     Capital  Holdings, Inc. (2)          1,500,000           15.21%
           5882 S. 900 E., Suite 202
           Salt Lake City,  UT  84121

Common     Techniques Digitales Appliquees        850,000           8.62%
           Ala Video Parc Industries Des Hauts Sarts
           B-4400 Liege Belgium
           Herstal Belgium

Common     Officers, Directors and              1,500,000          15.21%
           Nominees as a Group: ( 2 persons)


(1)  Officer and/or director of the Company.

(2) Mr. John Chymboryk, President and Director of the Company, and Mr. Kip Eardley, Secretary/Treasurer and director of the Company, are each 50% owners of Capital Holdings, Inc. and therefore are considered beneficial owners of the stock held by Capital Holdings, Inc.

    ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  In June 200 the Company issued 1,500,000 shares of common stock to Capital Holdings, Inc. in consideration for its payment of the Company debt in the amount of $45,415. Mr. John Chymboryk, President and Director of the Company, and Mr. Kip
Eardley, Secretary/Treasurer and Director of the Company, are each 50% owners of Capital Holdings, Inc.

  The Company utilizes office space provided by the officers and directors of the Company at no charge to the Company.

           ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K

  No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2000.

Exhibits

  Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit  SEC Ref.       Title  of Document                  Location
No.        No.

1        (3)(i)     Articles of Incorporation       *Incorporated by reference
2        (3)(i)     Articles of Incorporation
                    as Amended                      *Incorporated by reference
3        (3)(ii)    By Laws                         *Incorporated by reference
4        (27)       Financial Data Schedule          Attached

*Incorporated by reference to the Form 10-KSB filed on April 24, 2000 with the SEC

SIGNATURES

   In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              VIDEOPLEX, INC.



Date: September 18, 2000      By: /s/ John Chymboryk
                                      President


Date: September 18, 2000      By: /s/ Kip Eardley
                                      Secretary/Treasurer

   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Date: September 18, 2000      By:/s/ John Chymboryk
                                     Director



Date: September 18, 2000      By:/s/ Kip Eardley
                                     Director

                         VIDEOPLEX, INC.
                  [A Development Stage Company]


                      FINANCIAL STATEMENTS



                            CONTENTS

                                                          PAGE

        -  Independent Auditors' Report                     10


        -  Balance Sheet, June 30, 2000                     11


        -  Statements of Operations, for the years ended
             June 30, 2000 and 1999 and from the
             re-entering of development stage on
             July 1, 1994 through June 30, 2000             12

        - Statement of Stockholders' (Deficit), from
            the re-entering of development stage on
             July 1, 1994 through June 30, 2000             13


        -  Statements of Cash Flows, for the years ended
             June 30, 2000 and 1999 and from the re-entering of development stage on July 1, 1994 through
             June 30, 2000                                  14


        -  Notes to Financial Statements                 15-18

                  INDEPENDENT AUDITORS' REPORT



Board of Directors
VIDEOPLEX, INC.
Salt Lake City, Utah

We have audited the accompanying balance sheet of Videoplex, Inc. [a development stage company] at June 30, 2000, and the related statements of operations, stockholders' (deficit) and cash flows for the years ended June 30, 2000 and 1999 and for the period from the re-entering of development stage on July 1, 1994 through June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of Videoplex, Inc. [a development stage company] as of June 30, 2000 and the results of its operations and its cash flows for the years ended June 30, 2000 and 1999 and for the period from the re-entering of development stage on July 1, 1994 through June 30,
2000,   in   conformity   with  generally   accepted   accounting
principles.

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



/s/  Pritchett Siler & Hardy, P.C.

August 7, 2000
Salt Lake City, Utah

                         VIDEOPLEX, INC.
                  [A Development Stage Company]

                          BALANCE SHEET

                             ASSETS



                                                       June 30,
                                                          2000
                                                      ___________
CURRENT ASSETS                                         $        -
                                                      ___________
        Total Current Assets                                    -
                                                      ___________
                                                       $        -
                                                     ____________


             LIABILITIES AND STOCKHOLDERS' (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                                     $    3,540
  Liabilities of discontinued operations                  107,275
                                                      ___________
        Total Current Liabilities                         110,815
                                                      ___________

STOCKHOLDERS' (DEFICIT):
  Common stock, $.001 par value, 10,000,000
   shares authorized, 9,860,245 shares issued
   and outstanding                                          9,860
  Capital in excess of par                              2,545,029
  Retained deficit                                     (2,691,299)
  Earnings accumulated during the development stage
                                                           25,595
                                                       ___________
        Total Stockholders' (Deficit)                    (110,815)
                                                       ___________
                                                       $        -
                                                       ____________


  The accompanying notes are an integral part of this financial statement.

                         VIDEOPLEX, INC.
                  [A Development Stage Company]


                    STATEMENTS OF OPERATIONS


                                                    Cumulative from
                                                   the Re-entering of
                                                   Development Stage
                               For the Years Ended     on July 1,
                                    June 30,          1994 through
                             ______________________    June 30,
                                  2000      1999          2000
                              __________ __________   ___________
REVENUE:
  Sales                         $      -  $      -     $       -
                              __________ __________    __________

        Total Revenue                  -          -            -
                              __________ __________    __________

EXPENSES:
  General and administrative      38,955         -        38,955
                              __________ __________    __________

        Total Expenses            38,955         -        38,955
                              __________ __________    __________

LOSS FROM OPERATIONS             (38,955)        -       (38,955)

CURRENT INCOME TAXES                   -         -             -

DEFERRED INCOME TAX                    -         -             -
                              __________ __________    __________
LOSS BEFORE EXTRAORDINARY
ITEM:                           (38,955)         -      (38,955)
                              __________ __________    __________
EXTRAORDINARY ITEM:
 Gain on settlement of
 liabilities related to
 discontinued operations         64,550          -       64,550
                              __________ __________   ___________

NET INCOME                     $ 25,595          -    $  25,595
                              __________ __________   ___________
EARNINGS (LOSS) PER SHARE:
 Loss from continuing
  operations                  $    (.00)   $     -    $    (.00)
  Gain from extraordinary item      .01          -          .01
                              __________ __________   ___________
    Total Earnings Per Share  $     .00    $     -    $     .00
                              __________ __________   ___________

 The accompanying notes are an integral part of these financial statements.

                         VIDEOPLEX, INC.
                  [A Development Stage Company]

              STATEMENT OF STOCKHOLDERS' (DEFICIT)

          FROM THE RE-ENTERING OF DEVELOPMENT STAGE ON

               JULY 1, 1994 THROUGH JUNE 30, 2000


                                                                     Earnings
                                                                     Accumulated
                             Common Stock     Capital in             During the
                          ___________________ Excess of    Retained  Development
                           Shares    Amount      Par        Deficit     Stage
                            __________________________________________________
BALANCE, July 1, 1994    8,444,314  $ 8,444  $2,501,030   $(2,691,299) $     -

Net loss for the period
 ended June 30, 1995             -        -           -             -        -
                            __________________________________________________
Balance, June 30, 1995   8,444,314    8,444   2,501,030    (2,691,299)       -

Net loss for the year
 ended June 30, 1996             -        -           -             -        -
                            __________________________________________________
BALANCE, June 30, 1996   8,444,314    8,444   2,501,030    (2,691,299)       -

Net loss for the year
 ended June 30, 1997             -        -           -             -        -
                            __________________________________________________
BALANCE, June 30, 1997   8,444,314    8,444   2,501,030    (2,691,299)       -

Net loss for the year
 ended June 30, 1998             -        -           -             -        -
                            __________________________________________________
BALANCE, June 30, 1998   8,444,314    8,444   2,501,030    (2,691,299)       -

Net loss for the year
 ended June 30, 1999             -        -           -             -        -
                            __________________________________________________
BALANCE, June 30, 1999   8,444,314    8,444   2,501,030    (2,691,299)       -

Cancellation of shares
 authorized from February
 1989 through June 1989
 but were never issued     (92,697)     (93)         93             -        -

Adjustment of shares
 authorized to reconcile
 to actual outstanding
 shares                      8,628        9          (9)            -        -

1,500,000 shares issued
 in payment of debt of
 $45,415, June 2000      1,500,000    1,500      43,915             -        -

Net income for the year
 ended June 30, 2000             -        -           -             -   25,595

                            __________________________________________________
BALANCE, June 30, 2000   9,860,245  $ 9,860  $2,545,029   $(2,691,299) $25,595
                            __________________________________________________


  The accompanying notes are an integral part of this financial statement .

                         VIDEOPLEX, INC.
                  [A Development Stage Company]

                    STATEMENTS OF CASH FLOWS
                                                               Cumulative from
                                                              the Re-entering of
                                                               Development Stage
                                        For the Years Ended          on July 1,
                                             June 30,               1994 through
                                        _______________________       June 30,
                                           2000       1999              2000
                                        ________________________________
Cash Flows From Operating Activities:
 Net income                              $ 25,595    $    -         $  25,595
 Adjustments to reconcile net loss to
  net cash used by operating activities:
 Extraordinary gain on settlement of debt
  operations liabilities                  (64,550)        -           (64,550)
 Changes in assets and liabilities:
 Increase in accounts payable              48,955         -            48,955
 (Decrease) in liabilities of discontinued
  operations                              (10,000)        -           (10,000)
                                         ________________________________
 Net Cash (Used) by Operating Activities        -         -                 -
                                         ________________________________
Cash Flows From Investing Activities:           -         -                 -
                                         ________________________________
  Net Cash (Used) by Investing Activities       -         -                 -
                                         ________________________________
Cash Flows From Financing Activities:
                                                -         -                 -
                                         ________________________________
  Net Cash Provided by Financing Activities     -         -                 -
                                         ________________________________
Net Increase in Cash                            -         -                 -

Cash at Beginning of the Year                   -         -                 -
                                         ________________________________
Cash at End of the Year                  $      -  $      -         $       -
                                         ________________________________

Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for:
    Interest                             $      -  $      -         $       -
    Income taxes                         $      -  $      -         $       -

Supplemental Schedule of Noncash Investing and Financing
Activities:
  For 2000:
  1,500,000 shares of common stock were issued to pay debt of $45,415. Also an adjustment of 8,628 shares was made to reconcile outstanding shares

  For 1999:
  None

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

  Development Stage - The Company is considered a development stage company as defined in SFAS no. 7. Subsequent to June 30, 2000, the Company under went a change in the officers and Board of Director's of the Company.

  Loss  Per  Share  - The computation of loss per share  of  common stock is based on the weighted average number of shares outstanding during the periods presented, in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" [See Note 8].

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

                         VIDEOPLEX, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 2 - DISCONTINUED OPERATIONS

  The accompanying financial statements as of June 30, 2000 and for the years ended June 30, 2000 and 1999, have been reclassified to reflect management's decision to discontinue the Company's operations in the sales and marketing business. The Company's previous operations in Sales and Marketing of the "Videoplex" single screen multi-presentation machine business are included as Discontinued Operations in the financial statements of the Company.

  Included in liabilities are $107,275 of judgments and taxes payable related to the former operations of the Company.

NOTE 3 - COMMON STOCK

  During 1989 the board of directors approved the issuance of 92,697 shares of common stock in payment of interest expense on debt. Although the Company previously accounted for the stock as issued, it was in fact never issued. During August, 2000 the Board of Directors resolved to not issue the shares and to adjust the books to match the shares actually issued and outstanding.
  The financial statements show an adjustment to reflect the cancellation of the shares. The Board of Directors also resolved to adjust the books by 8,628 shares of common stock. With these adjustments, the books now reflect the actual shares issued and outstanding.

  During June, 2000 the Company issued 1,500,000 shares of common stock as a reimbursement to a shareholder or an entity related to a shareholder for expenses in the amount of $45,415 which had been paid by the related entity on behalf of the Company.

NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" which requires the liability approach for the effect of income taxes.

  The Company has available at June 30, 2000, unused operating loss carryforwards of approximately $2,636,000, which may be applied against future taxable income and which expire in various years through 2020. If certain substantial changes in the Company's ownership should occur, there could be an annual limitation on the amount of net operating loss carryforward which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards (approximately $896,000) at June 30, 2000 and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The change in the valuation allowance is approximately $12,000 and $0 for the years ended 2000 and 1999, respectively.

                         VIDEOPLEX, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS


NOTE 5 - RELATED PARTY TRANSACTIONS

  Management Compensation - During the periods presented, the Company did not pay any compensation to its officers and directors.

  Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

  Expenses Paid - Certain expenses of the Company have been paid by a shareholder or an entity related to a shareholder of the Company, totaling $45,415. During June, 2000 the Company issued 1,500,000 shares of common stock in payment of the $45,415 which had been advanced.

NOTE 6 - GOING CONCERN

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


NOTE 7 - CONTINGENCIES

  During 1994, the Company discontinued all of its previous operations. Management believes that the Company is not liable for any existing liabilities related to its former operations but the possibility exists that creditors and others seeking relief may include the Company in claims and suits. The Company is not currently named in any such suits nor is it aware of any threatened suits. It is the belief of Management and their Counsel that the Company would be successful in defending against any such claims and that no material negative impact on the financial position of the Company would occur. Management and Counsel further believe that with the passage of time the likelihood of any such claims being raised is becoming more remote and that various Statutes of Limitations should provide adequate defenses for the Company. Consequently, the financial statements do not reflect any accruals or allowances for any such claims.

                         VIDEOPLEX, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS


NOTE 8 - EARNINGS (LOSS) PER SHARE

  The  following  data  show the amounts used in  computing  income
  (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the years ended June 30, 2000 and 1999 and for the period from the re-entering of development stage on July 1, 1994 through June 30, 2000:

                                                           Cumulative from
                                                          the Re-entering of
                                                          Development Stage
                                      For the Years Ended     on July 1,
                                            June 30,         1994 through
                                      _______________________   July 1,
                                         2000       1999         2000
                                      ________________________________
Loss from continuing operations
 available to common stockholders
 (numerator)                          $ (38,955)  $     -     $  (38,955)
                                      ________________________________
Gain from extraordinary items
 available to common stockholders
 (numerator)                          $  64,550   $     -     $   64,550
                                      ________________________________
  Weighted average number of
    common shares outstanding
    used in earnings per share
    during the period (denominator)   8,534,478  8,444,314     8,459,376
                                      ________________________________

  Dilutive earnings per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted earnings (loss) per share.