Form 10QSB
period 2000-09-30
VIDEOPLEX INC
filed 2000-11-14
CIK 758119

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB

      [  X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:
State  the number of shares outstanding of each of the  issuer's
classes  of  common  equity, as November 13,  2000:    9,860,245
shares of common stock.

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

                            FORM 10-QSB
                           VIDEOPLEX, INC.

                              INDEX
                                                       Page
PART I.   Financial Information                           3

          Unaudited Condensed Balance Sheets,             3
          September 30, 2000 and
          June 30, 2000

          Unaudited Condensed Statements of Operations,   4
          for the three months ended September 30, 2000 and 1999 and from the re-entering of development stage on July 1, 1994 through September 30, 2000

          Unaudited Condensed Statements of Cash          5
          Flows, for the three months ended September 30, 2000 and 1999 and from the re-entering of development stage on July 1, 1994 through September 30, 2000

          Notes  to  Unaudited Condensed  Financial       6
          Statements

          Management's Plan of Operation                  10

PART II.  Other Information                               11

          Signatures                                      12

                    PART I. FINANCIAL INFORMATION

                           VIDEOPLEX, INC.
                    [A Development Stage Company]

                       CONDENSED BALANCE SHEET

                           [Unaudited]

                             ASSETS



                                        September 30,   June 30,
                                             2000         2000
                                         ___________  ___________
CURRENT ASSETS                            $        -   $        -
                                         ___________  ___________
        Total Current Assets                       -            -
                                         ___________  ___________
                                          $        -   $        -
                                        ____________ ____________


             LIABILITIES AND STOCKHOLDERS' (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable - related party        $   15,062   $        -
  Accounts payable                                 -        3,540
  Liabilities of discontinued operations     105,275      107,275
                                         ___________  ___________
        Total Current Liabilities            120,337      110,815
                                         ___________  ___________

STOCKHOLDERS' (DEFICIT):
  Common stock, $.001 par value, 10,000,000
   shares authorized, 9,860,245 shares issued
   and outstanding                             9,860        9,860
  Capital in excess of par                 2,545,029    2,545,029
  Retained deficit                        (2,691,299)  (2,691,299)
  Earnings accumulated during the development stage
                                              16,073       25,595
                                         ___________  ___________
        Total Stockholders' (Deficit)      (120,337)    (110,815)
                                         ___________  ___________
                                          $        -   $        -
                                        ____________ ____________


Note:    The  balance  sheet at June 30, 2000 was taken  from  the
   audited financial statements at that date and condensed.

 The accompanying notes are an integral part of these unaudited financial statements.

                         VIDEOPLEX, INC.
                  [A Development Stage Company]

               CONDENSED STATEMENTS OF OPERATIONS

                           [Unaudited]

                                                         Cumulative from
                                                         the Re-entering of
                                For the Three            Development Stage
                                Months Ended             on July 1,
                                September 30,            1994 through
                             ______________________      September 30,
                                  2000      1999             2000
                             __________ __________      ___________
REVENUE:                     $       -  $       -       $        -
                             __________ __________       __________

        Total Revenue                -          -                -
                             __________ __________       __________

EXPENSES:
General and administrative       9,522         -            48,477
                             __________ __________       __________

      Total Expenses             9,522         -            48,477
                             __________ __________       __________

LOSS FROM OPERATIONS            (9,522)        -           (48,477)

CURRENT INCOME TAXES                 -         -                 -

DEFERRED INCOME TAX                  -         -                 -
                             __________ __________       __________
LOSS BEFORE EXTRAORDINARY
ITEM:                           (9,522)        -           (48,477)
                             __________ __________       __________
EXTRAORDINARY ITEM:
Gain on settlement of liabilities
related to discontinued operations   -         -            64,550
                             __________ __________      ___________

NET INCOME (LOSS)             $(9,522)         -       $    16,073
                             __________ __________      ___________
EARNINGS (LOSS) PER SHARE:
Loss from continuing operations
                             $   (.00)  $      -       $    (.01)
Gain from extraordinary item        -          -             .01
                             __________ __________     ___________
 Total Earnings (Loss) Per
 Share                       $   (.00)  $      -       $     .00
                             __________ __________     ___________


 The accompanying notes are an integral part of these unaudited financial statements.

                         VIDEOPLEX, INC.
                  [A Development Stage Company]

               CONDENSED STATEMENTS OF CASH FLOWS

                           [Unaudited]
                                                                Cumulative from
                                                              the Re-entering of
                                                For the Three  Development Stage
                                                 Months Ended      on July 1,
                                                 September 30,   1994 through
                                           _____________________ September 30,
                                              2000         1999        2000
                                           __________   __________  __________
Cash Flows From Operating Activities:
Net income                                  $ (9,522)   $      -    $  16,073
 Adjustments to reconcile net loss to
 net cash used by operating activities:
 Extraordinary gain on settlement of debt
 operations liabilities                            -           -      (64,550)
Changes in assets and liabilities:
Increase in accounts
payable - related party                       15,062           -       64,017
(Decrease) in accounts payable                (3,540)          -       (3,540)
(Decrease) in liabilities of discontinued
operations                                    (2,000)          -      (12,000)
                                              ________________________________
Net Cash (Used) by
Operating Activities                               -           -            -
                                              ________________________________
Cash Flows From Investing Activities:
                                                   -           -            -
                                              ________________________________
Net Cash (Used) by
Investing Activities                               -           -             -
                                              ________________________________
Cash Flows From Financing Activities:
                                                   -           -             -
                                              ________________________________
Net Cash Provided by
Financing Activities                               -           -             -
                                              ________________________________
Net Increase in Cash                               -           -             -

Cash at Beginning of the Year                      -           -             -
                                              ________________________________
Cash at End of the Year                     $      -   $       -    $        -
                                              ________________________________

Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for:
    Interest                               $       -   $       -    $        -
    Income taxes                           $       -   $       -    $        -

Supplemental Schedule of Noncash Investing and Financing
Activities:
  For three months ended September 30, 2000:
  None

  For three months ended September 30, 1999:
  None
 The accompanying notes are an integral part of these unaudited financial statements.

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2000 and 1999 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2000 audited financial statements. The results of operations for the periods ended September 30, 2000 are not necessarily indicative of the operating results for the full year.

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

  Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that effect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated by management.
                                6

                         VIDEOPLEX, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (SFAS) No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others", SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FASB Statement No. 133 (an amendment of FASB Statement No. 133.)," SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - and Amendment of SFAS No. 133", SFAS No. 139, "Recission of SFAS No. 53 and Amendment to SFAS No 63, 89 and 21", and SFAS No. 140, "Accounting to Transfer and Servicing of Financial Assets and Extinguishment of Liabilities", were recently issued SFAS No. 136, 137, 138, 139 and 140 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - DISCONTINUED OPERATIONS

  Included in liabilities are $105,275 of judgements and taxes payable related to the former operations of the Company, discontinued in July, 1994.

NOTE 3 - COMMON STOCK

  During  1989  the  board of directors approved  the  issuance  of
  92,697 shares of common stock in payment of interest expense on debt. Although the Company previously accounted for the stock as issued, it was in fact never issued. During August, 2000 the Board of Directors resolved to not issue the shares and to adjust the books to match the shares actually issued and outstanding. The financial statements at September 30, 2000 and June 30, 2000 reflect the cancellation of the shares. The Board of Directors also resolved to adjust the books by 8,628 shares of common stock. With these adjustments, the books now reflect the actual shares issued and outstanding. These adjustments were reflected in the June 30, 2000 financial statements.

NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" which requires the liability approach for the effect of income taxes.

  The Company has available at September 30, 2000, unused operating loss carryforwards of approximately $2,600,000, which may be applied against future taxable income and which expire in various years through 2020. If certain substantial changes in the Company's ownership should occur, there could be an annual limitation on the amount of net operating loss carryforward which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards (approximately $884,000) at September 30, 2000 and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The change in the valuation allowance is approximately $3,200 and $0 for the three months ended September 30, 2000 and 1999, respectively.

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

  At September 30, 2000 the Company had a payable to a related party of $15,062. These funds were used to fund operations and pay debts of the Company.

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

                         VIDEOPLEX, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


NOTE 8 - EARNINGS (LOSS) PER SHARE

  The  following  data show the amounts used in computing  earnings
  (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the three months ended September 30, 2000 and 1999 and for the period from the re-entering of development stage on July 1, 1994 through September 30, 2000:

                                                               Cumulative from
                                                              the Re-entering of
                                               For the Three  Development Stage
                                                Months Ended    on July 1,
                                                September 30,  1994 through
                                               _____________   September 30,
                                               2000     1999       2000
                                          ___________________________________
Loss from continuing operations available
to common stockholders (numerator)        $   (9,522)  $    -   $    (48,477)
                                         ____________________________________
Gain from extraordinary items available
to common stockholders (numerator)        $        -   $    -   $     64,550
                                         ____________________________________
Weighted average number of
common shares outstanding
used in earnings per share
during the period (denominator)            9,860,245   8,444,314    8,515,828
                                         ____________________________________

  Dilutive earnings per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted earnings (loss) per share.

NOTE 9 - SUBSEQUENT EVENTS

  The board of directors has proposed a change of domicile to a Nevada corporation. The shareholder meeting is scheduled for October 16, 2000. Management expects the change to be ratified.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION OR PLAN OF OPERATION

Three Months Ended September 30, 2000 and 1999

The Company had no revenue from continuing operations for the three-month period that ended September 30, 2000 and 1999.

General and administrative expenses for the three month-periods that ended September 30, 2000 and 1999 were $9,522 and $0, respectively. These expenses consisted of general corporate administration, legal and professional expenses, plus accounting and auditing costs.

As a result of the foregoing factors, the Company realized a net loss of $9,522 for the three months ended September 30, 2000, as compared to no losses for the same period in 1999.

Liquidity and Capital Resources

At September 30, 2000, the Company had a working capital deficit of approximately $120,337, as compared to a working capital deficit  of  $110,815  at June 30, 2000.  This  decrease  in  the working capital is attributable to the first quarter's general and administrative expenses without any increase in cash. The Company is currently in negotiations to settle other outstanding judgments found under the subtitle "legal proceedings" of this report.

The Company does not have sufficient cash to meet its operational needs for the next twelve months. Management, like in the past, will attempt to raise capital for its current operational needs through debt financing, equity financing or a combination of financing options. However, there are no existing understandings, commitments or agreements for such an infusion; nor can there be assurances to that effect. Moreover, the Company's need for capital may change dramatically if and during that period, it acquires an interest in a business opportunity. Unless the Company can obtain additional financing, its ability to continue as a going concern is doubtful.

The Company's current operating plan is to (i) handle the administrative and reporting requirements of a public company, and (ii) search for potential businesses, products, technologies and companies for acquisition. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that the Company will identify a business venture suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage any business venture it acquires.

Forward-Looking Statement Notice

When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under the headings "Item 1. Description of Business," and "Item 6. Management's Discussion and Analysis of Financial

Condition  and  Results of Operations," and also include  general economic  factors and conditions that may directly or  indirectly
impact   the   Company's  financial  condition  or   results   of
operations.

                   PART II -OTHER INFORMATION

Legal Proceedings

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

Submission of Matters to a Vote of Securities Holders

The Company held a Special Meeting of Shareholders on October 16,
2000.  The following proposal was voted upon by the shareholders:

To approve the plan of merger whereby the Company will merge with MTN Holdings, Inc., ("MTN"), a Nevada corporation, thus changing the domicile of the Company to Nevada, changing the name of the Company to MTN Holdings, Inc., and increasing the authorized common stock of the Company to 50,000,000 shares of common stock, par value $0.001.

There were 4,972,318 shares voted for the proposal, 2,500 shares abstained and 3,200 shares voted against the proposal.

Other Information

The Company has submitted the Articles of Merger to the states of Nevada and New Jersey for filing. Upon an effective filing date from both Nevada and New Jersey, the Company will announce the re-domicile and name change of the Company.

Reports on Form 8-K:  None

Exhibits

Exhibit  SEC Ref.   Title of Document                 Location
No.      No.
1       (2)         Plan of Merger                    Incorporated by Reference*
2       (3)(i)      Articles of Incorporation of MTN
                    Holdings, Inc.                    Attached
3       (3)(ii)     By-Laws of MTN Holdings, Inc.     Attached
4       (27)        Financial Data Schedule           Attached

*The Plan of Merger is incorporated herein by reference to the Company's Definitive Proxy Statement filed with the SEC on September 18, 2000.

                           SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   VIDEOPLEX, INC.


Date: November 14, 2000            By:/s/John Chymboryk
                                   John Chymboryk
                                   President and Director


Date: November 14, 2000            By:/s/Kip Eardley
                                   Kip Eardley
                                   Secretary/Treasurer and Director