Form 10QSB
period 2000-12-31
VIDEOPLEX INC
filed 2001-02-14
CIK 758119

U.S. SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C.  20549

                                         FORM 10-QSB

   [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
    EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2000

     [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
   EXCHANGE ACT OF 1934

     For the transition period from    to

                         Commission File No.  0-14919

                                MTN HOLDINGS, INC
         (Exact name of small business issuer as specified in its charter)

              Nevada                                     22-2485230
    (State or other jurisdiction of            (IRS Employer Identification No.)
     incorporation or organization)


              5882 South 900 East, Suite 202, Salt Lake City, Utah  84121
                        (Address of principal executive offices)

                                  (801) 269-9500
                            (Issuer's telephone number)

                                   VIDEOPLEX, INC.
         (Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d)of the Exchange Act during the preceding 12 months
(or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X] No [  ]

    APPLICABLE ONLY TO CORPORATE ISSUERS:
    State the number of shares outstanding of each of the issuer's classes of common equity:
    At February 13, 2000 there were 9,860,245 shares of common stock issued and outstanding.

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

                                 FORM 10-QSB
                               MTN HOLDINGS, INC

                                    INDEX
                                                                        Page
    PART I.   Financial Information                                        3

              Unaudited Condensed Balance Sheets,                          3
              December 31, 2000 and June 30, 2000

              Unaudited Condensed Statements of Operations,                4
              for the three and six months ended December
              31, 2000 and 1999 and from the re-entering of development stage on July 1, 1994 through December 31, 2000

              Unaudited Condensed Statements of Cash Flows,                5
              for the six months ended December 31, 2000 and 1999 and from the re-entering of development stage on July 1, 1994 through December 31, 2000

              Notes to Unaudited Condensed Financial Statements            6

              Management's Plan of Operation                              10

    PART II.  Other Information                                           11

              Signatures                                                  12

                      PART I. FINANCIAL INFORMATION

                           MTN HOLDINGS, INC.
                       (Formerly Videoplex, Inc.)
                     [A Development Stage Company]

                   UNAUDITED CONDENSED BALANCE SHEETS

                                 ASSETS



                                                   December 31,       June 30,
                                                       2000            2000
                                                   ___________      ___________
CURRENT ASSETS:
  Cash in bank                                   $          -     $          -
                                                   ___________      ___________
        Total Current Assets                                -                -
                                                   ___________      ___________
                                                  $         -      $         -
                                                   ___________      ___________


             LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
   Liabilities of discontinued operations          $   65,035       $  107,275
   Accounts payable                                     2,590                -
   Accounts payable-related party                      24,967            3,540
                                                  ___________      ___________
        Total Current Liabilities                      92,592          110,815
                                                  ___________      ___________

STOCKHOLDERS' (DEFICIT):
  Common stock, $.001 par value, 50,000,000
   shares authorized, 9,860,245 shares issued
   and outstanding                                      9,860            9,860
   Capital in excess of par                         2,545,029        2,545,029
  Retained deficit                                 (2,691,299)      (2,691,299)
  Deficit accumulated during the development stage     43,818           25,595
                                                   ___________      ___________

          Total Stockholders'(Deficit)                (92,592)        (110,815)
                                                   ___________      ___________
                                                    $        -       $        -
                                                   ___________      ___________


Note: The balance sheet at June 30, 1999 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

                       MTN HOLDINGS, INC.
                  [A Development Stage Company]


          UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                             Cumulative from
                                                                             the Re-entering of
                                                                             Development Stage
                               For the Three Months    For the Six Monthson     on July 1,
                               Ended December 31,      Ended December 31,      1994 through
                                ________________________________________        December 31,
                                2000        1999         2000        1999            2000
                           __________________________________________________
REVENUE:
  Sales                      $      -   $      -   $        -   $       -       $       -


          Total Revenue             -          -            -           -               -


EXPENSES:
  General and administrative   12,495     28,371       22,017      28,371          60,972


      Total Expenses           12,495     28,371       22,017      28,371          60,972


LOSS FROM OPERATIONS          (12,495)   (28,371)     (22,017)    (28,371)        (60,972)

CURRENT INCOME TAXES                -          -            -           -               -

DEFERRED INCOME TAX                 -          -            -           -               -

EXTRAORDINARY ITEMS:
  Gain on settlement of
  liabilities related to
  discontinued operations       40,240         -       40,240           -         104,790


NET LOSS                     $  27,745  $(28,371)   $  18,223   $ (28,371)       $ 43,818

LOSS PER SHARE:
  Gain (loss) from continuing
  operations                 $    (.00) $   (.00)   $    (.00)  $    (.00)       $   (.01)
  Gain from extraordinary
  Item                       $     .00  $      -    $     .00   $       -        $    .01


     Total Loss Per Share    $     .00  $   (.00)   $     .00   $     (.00)      $    .00


The accompanying notes are an integral part of these unaudited condensed financial statements.

                        MTN HOLDINGS, INC.
                  [A Development Stage Company]

          UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                              Cumulative from
                                                                              the Re-entering of
                                                                              Development Stage
                                                        For the Six Months        on July 1,
                                                        Ended December 31,       1994 through
                                                     _______________________     December 31,
                                                       2000           1999            2000
Cash Flows From Operating Activities:
  Net loss                                             $   18,223    $   (28,371)   $   43,818
Adjustments to reconcile net loss to
     net cash used by operating activities:
Extraordinary gain on settlement of debt related to
     discontinued operations                              (40,240)                    (104,790)
        Changes in assets and liabilities:
        Increase in accounts payable -related party        21,427         28,371        70,382
        Increase in accounts payable                        2,590              -         2,590
       (Decrease) in liabilities of discontinued
        operations                                         (2,000)             -       (12,000)

          Net Cash (Used) by
           Operating Activities                                 -              -             -

Cash Flows From Investing Activities:
                                                                -              -             -

          Net Cash (Used) by
           Investing Activities                                 -              -             -

Cash Flows From Financing Activities:
                                                                -              -             -

          Net Cash Provided by
           Financing Activities                                 -              -             -


Net Increase in Cash                                            -              -             -

Cash at Beginning of the Year                                   -              -             -


Cash at End of the Year                                  $      -       $      -     $       -


Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for:
    Interest                                             $      -       $      -     $       -
    Income taxes                                         $      -       $      -     $       -

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the six months ended December 31, 2000:
  The Company reported a gain on forgiveness of debt of $40,240

  For the six months ended December 31, 1999:
  None

The accompanying notes are an integral part of these unaudited condensed financial statements.

                       MTN HOLDINGS, INC.
                   (Formerly Videoplex, Inc.)
                  [A Development Stage Company]

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

  Merger - On December 15, 2000, the Company merged with MTN
  Holdings, Inc., a Nevada Corporation, incorporated on July 14,
  2000 for the sole purpose of being the surviving corporation in a merger effectuated solely to change the corporate name, capitalization, and domicile of Videoplex.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2000 and 1999 and for the three and six months periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.
  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2000 audited financial statements. The results of operations for the periods ended December 31, 2000 and 1999 are not necessarily indicative of the operating results for the full year.

  Development Stage - The Company is considered a development stage company as defined in SFAS no. 7.

  Loss Per Share - The computation of loss per share of common stock is based on the weighted average number of shares outstanding during the periods presented, in accordance with Statement of Financial Accounting Standards No. 128, "Earnings
  Per Share" [See Note 9].

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

                       MTN HOLDINGS, INC.
                   (Formerly Videoplex, Inc.)
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (SFAS) No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others", SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FASB Statement No. 133 (an amendment of FASB Statement No. 133.),", SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - and Amendment of SFAS No. 133", SFAS No. 139, "Recission of SFAS No. 53 and Amendment to SFAS No 63, 89 and 21", and SFAS No. 140, "Accounting to Transfer and Servicing of Financial Assets and Extinguishment of Liabilities", were recently issued SFAS No. 136, 137, 138, 139 and 140 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - DISCONTINUED OPERATIONS

  Included in liabilities at December 31, 2000 are $65,035 of judgements and taxes payable related to the former operations of the Company, discontinued in July, 1994.

NOTE 3 - COMMON STOCK

  During 1989 the board of directors approved the issuance of 92,697 shares of common stock in payment of interest expense on debt. Although the Company previously accounted for the stock as issued, it was in fact never issued.

  During August, 2000 the Board of Directors resolved to not issue the shares and to adjust the books to match the shares actually issued and outstanding. The financial statements at December 31, 2000 and June 30, 2000 reflect the cancellation of the shares. The Board of Directors also resolved to adjust the books by 8,628 shares of common stock. With these adjustments, the books now reflect the actual shares issued and outstanding. These adjustments were reflected in the June 30, 2000 financial statements.

NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" which requires the liability approach for the effect of income taxes.

  The Company has available at December 31, 2000, unused operating loss carryforwards of approximately $2,647,000, which may be applied against future taxable income and which expire in various years through 2020. If certain substantial changes in the Company's ownership should occur, there could be an annual limitation on the amount of net operating loss carryforward which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards (approximately $900,000) at December 31, 2000 and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The change in the valuation allowance is approximately $4,000 and $0 for the six months ended December 31, 2000 and 1999, respectively.

                       MTN HOLDINGS, INC.
                   (Formerly Videoplex, Inc.)
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - EXTRAORDINARY GAIN

  During the quarter ending December 31, 2000, the Company reported a gain on forgiveness of debt of $40,240.

NOTE 6 - RELATED PARTY TRANSACTIONS

  Management Compensation - During the periods presented, the Company did not pay any compensation to its officers and directors.

  Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

  Expenses Paid - At December 31, 2000 the Company had a payable to a related party of $24,967. These funds were used to fund operations and pay debts of the Company.

NOTE 7 - GOING CONCERN

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

NOTE 8 - CONTINGENCIES

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

                        MTN HOLDINGS, INC.
                   (Formerly Videoplex, Inc.)
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9 - EARNINGS (LOSS) PER SHARE

  The following data show the amounts used in computing income
  (loss) per share and the effect on income (loss) and the weighted average number of shares of dilutive potential common stock for the three and six months ended December 31, 2000 and 1998 and for the period from the re-entering of development stage on July 1, 1994 through December 31, 2000:

                                                                              Cumulative from
                                                                              the Re-entering of
                                          For the Three       For the Six     Development Stage
                                          Months Ended        Months Endedon 	 on July 1, 1994,
                                          December 31,        December 31,         through
                                                                                 December 31,
                                         2000      1999       2000      1999         2000
 Loss from continuing
  operations available to
  common stockholders
  (numerator)                        $(12,495)  $(28,371)   $(22,017)  $(28,371)   $(60,972)

 Gain from extraordinary
  Available to common
  Stockholders (numerator)           $ 40,240   $      -    $ 40,240   $      -    $107,790


 Weighted average number of
  common shares outstanding
  used in earnings per share
  during the period
  (denominator)                     9,860,245   8,444,314  9,860,245   8,444,314  8,576,580

  Dilutive earnings (loss) per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted earnings (loss) per share.

NOTE 10 - SUBSEQUENT EVENTS

  Subsequent to December 31, 2000, the Company is in negotiations to settle debt related to discontinued operations in the amount of $65,035. The current proposal is for the Company to pay $10,000 in cash and to issue 10,000 shares of common stock as payment in full.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION OR PLAN OF OPERATION

Three and six months Ended December 31, 2000 and 1999

     The Company had no revenue from continuing operations for the three and six-month periods that ended December 31, 2000 and 1999.

     General and administrative expenses for the three and six month periods that ended December 31, 2000 were $12,495 and $22,017, respectively, compared to $28,371 for each of the same periods in 1999. These expenses consisted of general administrative, legal, professional, accounting and auditing costs, as well as costs associated with the settlement of debts from the Company's former operations.

     As a result of the foregoing, the Company realized net operating losses of $12,495 and $22,017 for the three and six months ended December 31, 2000, respectively, compared to a net loss of $28,371 for each of the same periods in 1999.

Liquidity and Capital Resources

     At December 31, 2000, the Company had no cash on hand, $65,035 in liabilities from discontinued operations, $2,590 in accounts payable, and $24,967 in accounts payable to a related party giving the Company a working capital deficit of $92,592. The Company is currently in negotiations to settle the liabilities stemming from discontinued operations. Additional information on outstanding judgments against the Company is found under the subtitle "legal proceedings" of this report.

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

                   PART II -OTHER INFORMATION

Legal Proceedings

     The Company has successfully negotiated the settlement of the following judgments against the Company, which judgments were related to the Company's former operations. As a result of the following settlements, the Company realized a gain $40,240 in debt forgiveness for the six months ended December 31, 2000.

          Creditor                                     Amount Settled
          World Fair Associates                        $11,299
          Di-Tech, Inc.                                $ 2,620
          Hudson United Bank                           $20,125
          Copelco Credit Corporation                   $ 6,205

     Additionally, the Company negotiated a settlement with the Internal Revenue Service, whereby the Internal Revenue Service accepted the Company's Offer in Compromise for $2,000. Currently, the Company is also negotiating with Anixter Cable TV to settle a judgment against the Company in the amount of $65,035, which amount was incorrectly reported in past filings with the SEC as $28,588.

Related Party Transactions

     The Company has received cash advances from Capital Holdings, Inc. in the amount of $24,967, of which $21,427 was advanced during the six months ended December 31, 2000. Mr. John Chymboryk, president and director of the Company, and Mr. Kip Eardley, secretary/treasurer and director of the Company, are each 50% owners of Capital Holdings, Inc., and therefore a related party to the transaction.

Reports on Form 8-K:

      On December 20, 2000, the Company filed a Form 8-K with the
SEC under "Item. 5 Other Events" announcing that the Company will officially change its name to MTN Holdings, Inc.

Exhibits

     None.

SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MTN HOLDINGS, INC.




Date: February 14, 2001            By: /s/ John Chymboryk
                                   President and Director

Date: February 14, 2001            By: /s/ Kip Eardley
                                   Secretary/Treasurer and Director