Form 10QSB
period 2001-03-31
VIDEOPLEX INC
filed 2001-05-15
CIK 758119

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

     [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

     [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from        to

                 Commission File No.  000-14919

                        MTN HOLDINGS, INC
(Exact name of small business issuer as specified in its charter)

            Nevada                          22-2485230
(State or other jurisdiction of    (IRS Employer Identification
incorporation or organization)                 No.)


   5882 South 900 East, Suite 202, Salt Lake City, Utah  84121
            (Address of principal executive offices)

                         (801) 269-9500
                   (Issuer's telephone number)

                         Not Applicable
(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity, as May 14, 2001: 9,860,245 shares of common stock.

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

FORM 10-QSB
MTN HOLDINGS, INC

INDEX
                                                       Page
PART I.   Financial Information                           3

          Unaudited Condensed Balance Sheets, March       3
          31, 2001 and June 30, 2000

          Unaudited Condensed Statements of               4
          Operations, for the three and nine months ended March 31, 2001 and 2000 and from the re-entering of development stage on
	    July 1, 1994 through March 31, 2001

          Unaudited Condensed Statements of Cash          5
          Flows, for the nine months ended
	    March 31, 2001 and 2000 and from the
	    re-entering of development stage on
	    July 1, 1994 through March 31, 2001

          Notes to Unaudited Condensed Financial   	    6
          Statements

          Management's Plan of Operation			   10

PART II.  Other Information                              11

          Signatures                                     11

                  PART I. FINANCIAL INFORMATION

                       MTN HOLDINGS, INC.
                   (Formerly Videoplex, Inc.)
                  [A Development Stage Company]

               UNAUDITED CONDENSED BALANCE SHEETS


                             ASSETS

                                        	  March 31,    June 30,
                                       	      2001         2000
                                        	 ___________  ___________
CURRENT ASSETS:
  Cash in bank   	                         $        -   $        -
                                           ___________  ___________
        Total Current Assets                        -            -
                                           ___________  ___________
                                           $        -   $        -
                                           ___________  ___________


LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
   Liabilities of discontinued operations  $   65,035   $  107,275
   Accounts payable                             1,245            -
   Accounts payable-related party              26,312        3,540
                                          ___________  ___________
        Total Current Liabilities              92,592      110,815
                                          ___________  ___________

STOCKHOLDERS' (DEFICIT):
  Common stock, $.001 par value, 50,000,000
    shares authorized, 9,860,245 shares issued
    and outstanding                            9,860         9,860
    Capital in excess of par               2,545,029     2,545,029
  Retained deficit                        (2,691,299)   (2,691,299)
  Earnings (Deficit) accumulated during
    the development stage                     43,818        25,595
                                          ___________  ___________

Total Stockholders' (Deficit)                (92,592)     (110,815)
                                          ___________  ___________
                                          $        -   $        -
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

                       MTN HOLDINGS, INC.
                  [A Development Stage Company]

          UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                		    		  Cumulative from
                                                 		    		  the Re-entering of
                                               		                    Development Stage
                   		For the Three Months  For the Nine Months	  on July 1,
 			            Ended March 31,  	    Ended March 31,  	  1994 through
               			_______________	    _______________	  March 31,
                     		  2001    2000        2001       2000       2001
                  		_______________________________________	 ________
REVENUE:
 Sales            	  	$    -  $     -        $    -    $    -    $     -
                  	      ______  _______       ________   _______    ________
     Total Revenue    		     -        -             -         -          -
                  	      ______  _______       ________   _______    ________

EXPENSES:
  General and administrative       -   11,519        22,017    39,890     60,972
                  	      ______  _______       ________   _______    ________
     Total Expenses		     -   11,519        22,017    39,890     60,972
                  	      ______  _______       ________   _______    ________

LOSS FROM OPERATIONS		     -  (11,519)      (22,017)  (39,890)   (60,972)

CURRENT INCOME TAXES  		     -        -             -         -          -

DEFERRED INCOME TAX		     -        -             -         -          -
                  	      ______  _______       ________   _______    ________

EXTRAORDINARY ITEMS:
 Gain on settlement of
   liabilities related to
    discontinued operations        -        -        40,240         -    104,790
                  	      ______  _______       ________   _______    ________

NET INCOME (LOSS)   		$    - $(11,519) 	    $18,223  $(39,890)   $43,818
                  	      ______  _______       ________   _______    ________

INCOME (LOSS) PER SHARE:
 Gain (loss) from continuing
    operations      		$    - $   (.00)      $  (.00) $   (.00)   $  (.01)
 Gain from extraordinary
   Item                       $    - $      -       $   .00  $      -    $   .01
                  	      ______  _______       ________   _______    ________
     Total Income (Loss)
        Per  Share    		$    - $   (.00)      $   .00  $   (.00)   $   .00
                  	      ______  _______       ________   _______    ________

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                       MTN HOLDINGS, INC.
                  [A Development Stage Company]

          UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                      			 		   Cumulative from
                                                                     the Re-entering of
                                                	   		   Development Stage
                                  			For the Nine Months  on July 1,
                                    		Ended March 31,      1994 through
                              			_______________	   March 31,
                                    		2001       2000      2001
                                 			________________________________
Cash Flows From Operating Activities:
 Net income (loss)                 			$ 18,223  $(39,890) $  43,818
 Adjustments to reconcile net loss to
   net cash used by operating activities:
   Extraordinary gain on settlement of debt
     related to discontinued operations		 (40,240)        -   (104,790)
   Changes in assets and liabilities:
     Increase in accounts payable -related party  22,772   39,8907	1,727
     Increase in accounts payable     		   1,245         -      1,245
     (Decrease) in liabilities of discontinued
       operations                   		  (2,000)        -    (12,000)
                                		 	________  ________  __________
      Net Cash (Used) by Operating Activities          -         -  	    -
                                		 	________  ________  __________
Cash Flows From Investing Activities:
                                    		       -         -          -
                                		 	________  ________  __________
      Net Cash (Used) by Investing Activities 	       -         -          -
                                		 	________  ________  __________
Cash Flows From Financing Activities:
                                     		       -         -          -
                                		 	________  ________  __________
      Net Cash Provided by Financing Activities        -         -          -
                                		 	________  ________  __________
Net Increase in Cash                 		       -         -          -

Cash at Beginning of the Year       		       -         -          -
                                		 	________  ________  __________
Cash at End of the Year         		      $      -  $      -  $       -
                                		 	________  ________  __________

Supplemental Disclosures of Cash Flow
  Information:

  Cash paid during the period for:
    Interest                          	    	$  	 -   $     -   $	    -
    Income taxes                 		  	$      -   $     -   $      -

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the nine months ended March 31, 2001:
  The Company reported a gain on forgiveness of debt of $40,240

  For the nine months ended March 31, 2000:
  None

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2001 and 2000 and for the three and nine month periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.
  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2000 audited financial statements. The results of operations for the periods ended March 31, 2001 and 2000 are not necessarily indicative of the operating results for the full year.

  Development Stage - The Company is considered a development stage company as defined in SFAS no. 7.

  Income (Loss) Per Share - The computation of income (loss) per share of common stock is based on the weighted average number of shares outstanding during the periods presented, in accordance with Statement of Financial Accounting Standards No. 128,
  "Earnings Per Share" [See Note 9].

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

                       MTN HOLDINGS, INC.
                   (Formerly Videoplex, Inc.)
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (SFAS) No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others", SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FASB Statement No. 133 (an amendment of FASB Statement No. 133)", SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - and Amendment of SFAS No. 133", SFAS No. 139, "Recission of SFAS No. 53 and Amendment to SFAS No. 63, 89 and 21", and SFAS No. 140, "Accounting to Transfer and Servicing of Financial Assets and Extinguishment of Liabilities", were recently issued. SFAS No. 136, 137, 138, 139 and 140 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - DISCONTINUED OPERATIONS

  Included in liabilities at March 31, 2001 are $65,035 of judgements and taxes payable related to the former operations of the Company, discontinued in July, 1994.

NOTE 3 - COMMON STOCK

  During 1989 the board of directors approved the issuance of 92,697 shares of common stock in payment of interest expense on debt. Although the Company previously accounted for the stock as issued, it was in fact never issued.

  During August 2000, the Board of Directors resolved to not issue the shares and to adjust the books to match the shares actually issued and outstanding. The financial statements at March 31, 2001 and June 30, 2000 reflect the cancellation of the shares. The Board of Directors also resolved to adjust the books by 8,628 shares of common stock. With these adjustments, the books now reflect the actual shares issued and outstanding. These adjustments were reflected in the June 30, 2000 financial statements.

NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" which requires the liability approach for the effect of income taxes.

  The Company has available at March 31, 2001, unused operating loss carryforwards of approximately $2,647,000, which may be applied against future taxable income and which expire in various years through 2021. If certain substantial changes in the Company's ownership should occur, there could be an annual limitation on the amount of net operating loss carryforward which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards (approximately $900,000) at March 31, 2001 and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The change in the valuation allowance is approximately $6,000 and $10,000 for the nine months ended March 31, 2001 and 2000, respectively.

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

  Expenses Paid - At March 31, 2001 the Company had a payable to a related party of $26,312. These funds were used to fund operations and pay debts of the Company.

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

                       MTN HOLDINGS, INC.
                   (Formerly Videoplex, Inc.)
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9 - INCOME (LOSS) PER SHARE

  The following data show the amounts used in computing income
  (loss) per share and the effect on income (loss) and the weighted average number of shares of dilutive potential common stock for the three and nine months ended March 31, 2001 and 2000 and for the period from the re-entering of development stage on July 1, 1994 through March 31, 2001:

                          	                  	      	          Cumulative from
                                                                           the Re-entering of
                       	   	       For the Three           For the Nine   Development Stage
                           	        Months Ended           Months Ended    on July 1, 1994,
                          	          March 31,              March 31,         through
                   		   __________________________________________      March 31,
                        	      2001        2000        2001       2000        2001
                      		   _________________________________________________________
   Loss from continuing
     operations available to
     common stockholders
      (numerator)     		   $       -   $ (11,519)  $ (22,017)  $ (39,890)  $ (60,972)

    Gain from extraordinary
      Available to common
       Stockholders (numerator)  $       -   $       -   $  40,240   $       -   $ 104,790

   Weighted average number of
     common shares outstanding
     used in earnings per share
     during the period
     (denominator)  	         9,860,245   8,444,314   9,860,245   8,444,314   8,627,099

  Dilutive earnings (loss) per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted earnings (loss) per share.

NOTE 10 - SUBSEQUENT EVENTS

  Subsequent to March 31, 2001, the Company is in negotiations to settle debt related to discontinued operations in the amount of $65,035. The current proposal is for the Company to pay $10,000 in cash and to issue 10,000 shares of common stock as payment in full.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND PLAN OF OPERATION

Forward-Looking Statements

This Form 10-QSB includes, without limitation, certain statements containing the words "believes", "anticipates", "estimates", "intends", and words of a similar nature, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful, cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Form 10-QSB are forward-looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. The Company's actual results may differ significantly from management's expectations.

Results of Operations

For  the  Three and Nine Month Periods Ended March 31,  2001  and
2000

The Company had no revenue from continuing operations for the three-month and nine-month periods ended March 31, 2001 and 2000.

General and administrative expenses for the three month-periods ended March 31, 2001 and 2000 were $0 and $11,519, respectively. General and administrative expenses for the nine month-periods ended March 31, 2001 and 2000 were $22,017 and $39,890, respectively. These expenses consisted of general corporate administration, legal and professional expenses, accounting and auditing costs, as well as costs associated with the settlement of debts from the Company's former operations. The decrease in expenses is attributable to the settlement of debts in 2000 that did not recur in 2001.

Consequently, the Company realized operating losses of $0 and $22,017 for the three and nine months ended March 31, 2001, respectively, compared to operating losses of $11,519 and $39,890 for the same periods in 2000.

During the nine months ended March 31, 2001, the Company realized an extraordinary gain of $40,240 on the settlement of liabilities related to the discontinued operations of the Company.

As a result of the foregoing, the Company realized net income of $0 and $18,223 for the three and nine months ended March 31, 2001, respectively, as compared net losses of $11,519 and $39,890 for the same periods in 2000. This substantial increase in net income for the nine-month period is attributable to the extraordinary gain of $40,240 from the settlement of debt.

Liquidity and Capital Resources

At March 31, 2001, the Company had liabilities of $65,035 from discontinued operations, $1,245 in accounts payable, and $26,312 in accounts payable to a related party giving the Company a working capital deficit of $92,592, as compared to a working capital deficit of $110,815 at June 30, 2000. This decrease in the working capital deficit is attributable to the settlement of outstanding liabilities of the Company. The Company is currently in negotiations to settle the remaining outstanding judgments discussed under the caption "Legal Proceedings" of this report.

The Company has received cash advances from Capital Holdings, Inc. in the amount of $26,312, of which $22,772 was advanced during the nine months ended March 31, 2001. Mr. John Chymboryk, sole officer and director of the Company, and Mr. Kip Eardley, a director of the Company, are each 50% owners of Capital Holdings, Inc., and therefore related parties to the transaction.

The Company does not have sufficient cash to meet its operational needs for the next twelve months. Management, like in the past, will attempt to raise capital for its current operational needs through advances from its majority shareholder, debt financing, equity financing or a combination of financing options. However, there are no existing understandings, commitments or agreements for such an infusion; nor can there be assurances to that effect. Moreover, the Company's need for capital may change dramatically if and during that period, it acquires an interest in a business opportunity. Unless the Company can obtain additional financing, its ability to continue as a going concern is doubtful.

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

                   PART II -OTHER INFORMATION

Legal Proceedings

The Company is negotiating with Anixter Cable TV to settle a judgment against the Company in the amount of $65,035. The current proposal is for the Company to pay $10,000 in cash and to issue 10,000 shares of common stock as payment in full.

Reports on Form 8-K

None

Exhibits

None

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MTN Holdings, Inc.


Date: May 14, 2001                 By:  /s/ John Chymboryk
                                   President and Director