Form 10KSB
period 2001-06-30
MTN HOLDINGS INC
filed 2001-10-15
CIK 758119

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2001

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                          Commission File No.: 0-14919

                               MTN HOLDINGS, INC.
                               ------------------
                 (Name of Small Business Issuer in Its Charter)

              Nevada                                     22-2485230
     -------------------------------        ------------------------------------
     (State or Other Jurisdiction of        (IRS Employer Identification Number)
     Incorporation or Organization)



    31 West 47th Street,  New York, NY                     10036
    ----------------------------------      ------------------------------------
 (Address of Principal Executive Offices)               (Zip Code)

Issuer's telephone number, including area code:  (212) 594-5111
                                                 --------------

Securities registered pursuant to Section 12(b) of the Exchange Act:  None
                                                                      ----

Securities registered under Section 12(g) of the Exchange Act:  Common Stock, $.001
                                                                -------------------

[X]  Check whether the issuer: (1) filed all reports required to be filed by
     Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

[ ] Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

The issuer's revenues for its most recent fiscal year was: $-0-.

The aggregate market value of the issuer's voting stock held as of September 28, 2001, by non-affiliates of the issuers was $55,631.16.

As of September 30, 2001, the issuer had 13,488,558 shares of its common stock, par value $0.001 per share outstanding.

Transitional Small Business Format:  Yes [ ]       No [X]

Documents incorporated by reference: None.

                           FORWARD LOOKING STATEMENTS

           CERTAIN STATEMENTS IN THIS REPORT UNDER THE CAPTIONS "ITEM 1. BUSINESS," "ITEM 2. PROPERTIES" AND "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION," AND ELSEWHERE IN THIS REPORT CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (THE "REFORM ACT"). SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE THE ACTUAL RESULT, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY, OR INDUSTRY TRENDS AND RESULTS, TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, TRENDS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS, UNCERTAINTIES AND OTHER FACTORS INCLUDE, AMONG OTHERS, THE FOLLOWING: GENERAL ECONOMIC AND BUSINESS CONDITIONS; INDUSTRY CONDITIONS AND TRENDS; COMPETITION; CHANGES IN BUSINESS STRATEGY OR DEVELOPMENT PLANS; AVAILABILITY, TERMS AND DEPLOYMENT OF DEBT AND EQUITY CAPITAL; RELATIVE VALUES OF THE UNITED STATES CURRENCY TO CURRENCIES IN THE COUNTRIES IN WHICH THE COMPANY'S CUSTOMERS AND COMPETITORS ARE LOCATED; AVAILABILITY OF QUALIFIED PERSONNEL; CHANGES IN, OR THE FAILURE TO COMPLY WITH, GOVERNMENT REGULATIONS. THESE AND CERTAIN OTHER FACTORS ARE DISCUSSED FROM TIME TO TIME IN THIS REPORT AND FROM TIME TO TIME IN OTHER COMPANY REPORTS HEREAFTER FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. THE COMPANY DOES NOT ASSUME AN OBLIGATION TO UPDATE THE FACTORS DISCUSSED IN THIS REPORT AND OTHER FACTORS REFERENCED IN THIS REPORT.

           WHEN USED IN THIS REPORT, THE WORDS "MAY", "WILL, "EXPECT," ANTICIPATE," "CONTINUE," "ESTIMATE," "PROJECT," "INTEND", "STRATEGY" AND "PRO FORMA" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS REGARDING EVENTS, CONDITIONS AND FINANCIAL TRENDS THAT MAY AFFECT THE COMPANY'S FUTURE PLANS OF OPERATIONS, BUSINESS STRATEGY, OPERATING RESULTS AND FINANCIAL POSITION. ANY FORWARD LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO RISKS AND SIGNIFICANT UNCERTAINTIES AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE INCLUDED WITHIN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.

                                     PART 1
                                     ------

ITEM 1.           BUSINESS
                  --------

         The Company was incorporated in the state of New Jersey on August 29, 1983 under the name "Videoplex, Inc." The Company was formed to engage in the marketing and sales of the "Videoplex" single screen multi-presentational machine. Since 1993, the Company had not engaged in any business operations. During 1994, management determined that it was in the best interests of the Company to discontinue its previous operations in the sales and marketing business. The Company is considered to have re-entered into a new development stage on July 1, 1994.

         Effective on December 18, 2000, Videoplex entered into an agreement and plan of merger with MTN Holdings, Inc., a Nevada corporation to change the Company's domicile from New Jersey to Nevada. Pursuant to such plan of merger Videoplex, merged with and into MTN Holdings, Inc., and MTN Holdings, Inc. was the surviving corporation in the merger. As a condition of the plan of merger the existing officers and directors of Videoplex resigned and appointed new directors and officers of MTN Holdings. At that time, the officers and directors of MTN Holdings believed it was in the Company's best interest to seek, investigate, and if warranted, acquire an interest in a business opportunity.

RECENT DEVELOPMENTS
-------------------

         On August 14, 2001, the Company entered into an Agreement and Plan of Merger (the "Reorganization") with AGIL, Inc., a Delaware corporation ("AGIL"). Pursuant to the Reorganization, the Company exchanged 10,800,000 shares of its common stock, par value $0.001 per share (the "Common Stock") for one hundred percent (100%) of the issued and outstanding shares of common stock, par value $0.01 of AGIL, making AGIL a wholly-owned subsidiary of the Company. The Reorganization was consummated in contemplation of the acquisition by AGIL of all of the assets of Dvir & Stoler Enterprises, Inc., a [Delaware] corporation ("DSE") that is primarily engaged in the metal refining business for the jewelry industry.

         Subsequent to the consummation of the Reorganization, AGIL executed a purchase agreement to purchase the assets of DSE and anticipates consummating that transaction within the next thirty (30) days. DSE has been engaged in the metal refining business and the jewelry industry for over twenty (20) years. DSE processes and refines gold, platinum, silver and other metals.

         On August 17, 2001, AGIL merged with and into the Company (the "Merger") pursuant to Section 92A.180 of the Nevada Revised Statutes and Section 252 of the Delaware General Corporation Law, which permit the merger of a wholly-owned subsidiary into its parent without the approval of the stockholders of the parent or the wholly-owned subsidiary. At the effective date of the Merger, the Company continued its corporate existence as a Nevada corporation and thereafter acquired and possessed all rights, privileges, powers, franchises, property and debts of AGIL, including the obligations of AGIL under the purchase agreement with DSE.

         Prior to the Reorganization and the Merger, AGIL entered into a securities purchase agreement (the "Securities Purchase Agreement") and issued $1,000,000 in 8% Senior Subordinated Convertible Debentures (the "Debentures") to various investors. Approximately $493,000 of the Debentures has been funded to date. Pursuant to the Securities Purchase Agreement, the balance of the Debentures will be funded upon conversion of the existing principal amount of the Debentures into shares of Common Stock of the Company. The Debentures have been assigned to the Company effective with the Merger.

         Employees. The Company does not currently have any employees but relies upon the efforts of its officers and directors to conduct the business of the Company.

ITEM 2.           PROPERTIES.
                  -----------

         Prior to the consummation of the Reorganization, the Company utilized space, free of charge from its officers and directors in Salt Lake City, Utah.

         The Company is currently located in New York, New York where it leases office space and a factory for buying, selling and refining metals. The term of the lease commenced on

October 1, 2001 and expires on September 30, 2006. The annual rent for the office space is $70,200 and for the factory is $10,800 for the first year. The annual rent shall increase every year throughout the term of the lease as follows: (i) in year two the rent for the office space shall be $72,300 and for the factory shall be $11,200; (ii) in year three the rent for the office space shall be $74,475 and for the factory shall be $11,520; (iii) in year four the rent for the office space shall be $76,725 and for the factory shall be $11,880; and (iv) in year five the rent for the office space shall be $79,200 and for the factory shall be $12,240. Monthly maintenance payments are approximately $180.00.

ITEM 3.           LEGAL PROCEEDINGS.
                  -----------------

None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  ---------------------------------------------------

         No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

SUBSEQUENT EVENTS
-----------------

         On July 10, 2001, the holder of the majority of the issued and outstanding shares of common stock of the Company approved by written consent, a 100-for-1 reverse stock split of the Company's Common Stock, whereby no shareholder would be reversed below 100 shares and shareholders who owned less than 100 shares immediately prior to the reverse split would not have their shares affected.

         On August 9, 2001, the holder of the majority of the issued and outstanding shares of Common Stock of the Company approved by written consent, the Agreement and Plan of Reorganization to be entered into by and between the Company and AGIL, pursuant to which the Company exchanged 10,800,000 shares of Common Stock issued and outstanding for one hundred percent of the issued and outstanding shares of common stock of AGIL.

                                     PART II
                                     -------

ITEM 5.           MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
                  ------------------------------------------------------------

         The Company's Common Stock is listed on the Over the Counter Bulletin Board ("OTCBB"), under the symbol "MTNO". As of September 30, 2001, the Company had 730 shareholders holding 13,488,558 shares of common stock.

         The following table sets forth the range of bid and asked prices for the Company's Common Stock on the OTCBB for the period indicated, as provided by the National Quotation Bureau, Inc. The figures shown represent inter-dealer quotations and do not include retail markup, markdown or commission. In addition, these quotations do not represent actual transactions.

                                          BID PRICES            ASK PRICES
                                       HIGH        LOW       HIGH         LOW

                1999
                ----
                First Quarter          None        None       .05         .05
                Second Quarter         None        None       .05         .05
                Third Quarter          None        None       .05         .05
                Fourth Quarter         None        None       .05         .05

                2000
                ----
                First Quarter          None        .02        .16         .05
                Second Quarter         None        .02        .06         .04
                Third Quarter          None        .02        .05         .05
                Fourth Quarter         None        .02        .05         .05

                2001
                ----
                First Quarter          .02         .02      10.25         .05

         The Company has never declared a dividend on its Common Stock. The Company has not paid, nor declared, any dividends since its inception and does not intend to declare any such dividends in the foreseeable future.

ITEM 6.           PLAN OF OPERATION
                  -----------------

PLAN OF OPERATION
-----------------

         Pursuant to the Merger of AGIL, Inc. with and into the Company (the "Merger") consummated on August 17, 2001, the Company assumed AGIL's obligations under the signed purchase agreement (the "Purchase Agreement") to purchase the assets of Dvir & Stoler Enterprises, Inc., a New York corporation ("DSE"). In the event that the purchase of the assets of DSE is not consummated, under the Terms of the Reorganization, shares of Common Stock purchased by the LITO, LLC the sole shareholder of AGIL, must be returned to Pacific Management, Inc. Upon the consummation of the transactions contemplated by the Purchase Agreement, certain of DSE's employees will continue as employees of the Company to ensure the continued smooth operation of the business. Based on the revenues historically generated by DSE's business operations, the Company believes that DSE's revenues will be sufficient to meet the Company's cash needs for the next twelve months.

ITEM 7.           FINANCIAL STATEMENTS
                  --------------------

                               MTN HOLDINGS, INC.
                           (Formerly Videoplex, Inc.)
                         [A Development Stage Company]

                                                                      PAGE
                                                                      ----

Independent Auditors' Report                                            7


     Balance Sheet as of June 30, 2001                                  8

     Statements of Operations for the years ended
        June 30, 2001 and 2000 and from the re-
        entering of the development stage on July 1, 1994
        through June 30, 2001                                           9

    Statement of Stockholders' (Deficit), from the re-
        entering of the development stage on
        July 1, 1994 through June 30, 2001                             10

    Statements of Cash Flows for the years ended
        June 30, 2001 and 2000 and from the re-
        entering of development stage on July 1, 1994
        through June 30, 2001                                          11

Notes to Financial Statements                                         12-15

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
MTN HOLDINGS, INC.
(Formerly Videoplex, Inc.)
Salt Lake City, Utah

We have audited the accompanying balance sheet of MTN Holdings, Inc. [A DEVELOPMENT STAGE COMPANY] at June 30, 2001, and the related statements of operations, stockholders' (deficit) and cash flows for the years ended June 30, 2001 and 2000 and for the period from the re-entering of development stage on July 1, 1994 through June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of MTN Holdings, Inc. [A DEVELOPMENT STAGE COMPANY] as of June 30, 2001 and the results of its operations and its cash flows for the years ended June 30, 2001 and 2000 and for the period from the re-entering of development stage on July 1, 1994 through June 30, 2001, in conformity with generally accepted accounting principles.

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

PRITCHETT, SILER & HARDY, P.C.

August 15, 2001
Salt Lake City, Utah


                               MTN HOLDINGS, INC.
                           (Formerly Videoplex, Inc.)
                          [A DEVELOPMENT STAGE COMPANY]

                                  BALANCE SHEET

                                     ASSETS

                                                                          June 30,
                                                                            2001
                                                                         -----------
CURRENT ASSETS                                                    $                -
                                                                         -----------
               Total Current Assets                                                -
                                                                         -----------
                                                                  $                -
                                                                        ------------

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
     Accounts payable                                             $            1,975
     Accounts payable- related party                                          29,122
     Liabilities of discontinued operations                                   50,240
                                                                         -----------
               Total Current Liabilities                                      81,337
                                                                         -----------

STOCKHOLDERS' (DEFICIT):
     Common stock, $.001 par value, 50,000,000
       shares authorized, 17,744,307 shares issued
       and outstanding                                                        17,744
     Capital in excess of par                                              2,693,145
     Retained deficit                                                     (2,691,299)
     Earnings accumulated during the development stage                      (100,927)
                                                                         -----------
               Total Stockholders' (Deficit)                                 (81,337)
                                                                         -----------
                                                                  $                -
                                                                        ------------

    The accompanying notes are an integral part of this financial statement.


                                                 MTN HOLDINGS, INC.
                                             (Formerly Videoplex, Inc.)
                                            [A DEVELOPMENT STAGE COMPANY]

                                              STATEMENTS OF OPERATIONS

                                                                                                   Cumulative from
                                                                                                 the Re-entering of
                                                                                                  Development Stage
                                                                For the Years Ended                  on July 1,
                                                                     June 30,                       1994 through
                                                              ----------------------------            June 30,
                                                              2001               2000                   2001
                                                              ----------        ----------              -----------
REVENUE:
     Sales                                                $           -    $            -         $              -
                                                              ----------        ----------               ----------

               Total Revenue                                           -                 -                       -
                                                              ----------        ----------               ----------

EXPENSES:
     General and administrative                                 181,557            38,955                  220,512
                                                              ----------        ----------               ----------

LOSS FROM OPERATIONS                                           (181,557)          (38,955)                (220,512)

CURRENT INCOME TAXES                                                  -                 -                        -

DEFERRED INCOME TAX                                                   -                 -                        -
                                                              ----------        ----------               ----------
LOSS BEFORE EXTRAORDINARY

ITEM:                                                          (181,557)          (38,955)                (220,512)
                                                              ----------        ----------               ----------
EXTRAORDINARY ITEM:
     Gain on settlement of liabilities
       related to discontinued operations                        55,035            64,550                  119,585
                                                              ----------        ----------              -----------

NET INCOME (LOSS)                                         $    (126,522)   $       25,595         $       (100,927)
                                                              ----------        ----------              -----------
EARNINGS (LOSS) PER SHARE:

     Loss from continuing operations                      $       (.02)    $        (.00)         $         (.03)
     Gain from extraordinary item                                  .01               .01                     .01
                                                              ----------        ----------              -----------
               Total Earnings Per Share                   $       (.01)    $         .00          $         (.01)
                                                              ----------        ----------              -----------


                     The accompanying notes are an integral part of these financial statements.


                                                   MTN HOLDINGS, INC.
                                               (Formerly Videoplex, Inc.)
                                             [A DEVELOPMENT STAGE COMPANY]

                                         STATEMENT OF STOCKHOLDERS' (DEFICIT)

                                     FROM THE RE-ENTERING OF DEVELOPMENT STAGE ON

                                          JULY 1, 1994 THROUGH JUNE 30, 2001

                                                      [RESTATED]

                                                                                                          Earnings
                                                                                                         Accumulated
                                                  Common Stock           Capital in                      During the
                                            --------------------------    Excess of       Retained       Development
                                             Shares         Amount           Par           Deficit          Stage
                                            ----------      ----------     ----------     ----------       ----------
BALANCE, July 1, 1994                        8,444,314    $      8,444   $  2,501,030   $ (2,691,299)    $          -

Net loss for the period ended
  June 30, 1995                                      -               -              -              -                -
                                            ----------      ----------     ----------     ----------       ----------
BALANCE, June 30, 1995                       8,444,314           8,444      2,501,030     (2,691,299)               -

Net loss for the year ended
  June 30, 1996                                      -               -              -              -                -
                                            ----------      ----------     ----------     ----------       ----------
BALANCE, June 30, 1996                       8,444,314           8,444      2,501,030     (2,691,299)               -

Net loss for the year ended
  June 30,  1997                                     -               -              -              -                -
                                            ----------      ----------     ----------     ----------       ----------
BALANCE, June 30, 1997                       8,444,314           8,444      2,501,030     (2,691,299)               -

Net loss for the year ended
   June 30, 1998                                     -               -              -              -                -
                                            ----------      ----------     ----------     ----------       ----------
BALANCE, June 30, 1998                       8,444,314           8,444      2,501,030     (2,691,299)               -

Net loss for the year ended
  June 30, 1999                                      -               -              -              -                -
                                            ----------      ----------     ----------     ----------       ----------
BALANCE, June 30, 1999                       8,444,314           8,444      2,501,030     (2,691,299)               -

Adjustment of shares authorized
  to reconcile to actual outstanding
  shares                                            (7)              -              -              -                -

1,500,000 shares issued in payment
  of debt of $45,415, June 2000              1,500,000           1,500         43,915              -                -

Net income for the year ended
  June 30, 2000                                      -               -              -              -           25,595

                                            ----------      ----------     ----------     ----------       ----------
BALANCE, June 30, 2000                       9,944,307           9,944      2,544,945     (2,691,299)          25,595

7,800,000 shares issued
for services rendered
at $.02 per  share                           7,800,000           7,800        148,200              -                -

Net income for the year ended
  June 30, 2001                                      -               -              -              -         (126,522)
                                            ----------      ----------     ----------     ----------       ----------
BALANCE, June 30, 2001                      17,744,307    $     17,744   $  2,693,145   $ (2,691,299)    $   (100,927)
                                            ----------      ----------     ----------     ----------       ----------

                      The accompanying notes are an integral part of this financial statement .


                                                  MTN HOLDINGS, INC.
                                              (Formerly Videoplex, Inc.)
                                             [A DEVELOPMENT STAGE COMPANY]

                                               STATEMENTS OF CASH FLOWS

                                                                                                    Cumulative from
                                                                                                  the Re-entering of
                                                                                                   Development Stage
                                                                     For the Years Ended              on July 1,
                                                                          June 30,                   1994 through
                                                                  ----------------------------         June 30,
                                                                   2001              2000                2001
                                                                  ----------        ----------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                $    (126,522)    $      25,595       $    (100,927)
     Adjustments to reconcile net loss to
       net cash used by operating activities:
        Extraordinary gain on settlement of debt
          operations liabilities                                     (55,035)          (64,550)           (119,585)
        Stock issued for services rendered                           156,000                 -             156,000
        Changes in assets and liabilities:
           Increase in accounts payable                                1,975            48,955               1,975
           Increase in accounts payable - related party               25,582                 -              74,537
           (Decrease) in liabilities of discontinued
             operations                                               (2,000)          (10,000)            (12,000)
                                                                  ----------        ----------        ------------
               Net Cash (Used) by Operating Activities                     -                 -                   -
                                                                  ----------        ----------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

                                                                           -                 -                   -
                                                                  ----------        ----------        ------------
               Net Cash (Used) by Investing Activities                     -                 -                   -
                                                                  ----------        ----------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

                                                                           -                 -                   -
                                                                  ----------        ----------        ------------
               Net Cash Provided by Financing Activities                   -                 -                   -
                                                                  ----------        ----------        ------------
NET INCREASE IN CASH                                                       -                 -                   -

CASH AT BEGINNING OF THE YEAR                                              -                 -                   -
                                                                  ----------        ----------        ------------
CASH AT END OF THE YEAR                                        $           -     $           -    $              -
                                                                  ----------        ----------        ------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     Cash paid during the period for:

       Interest                                                $           -     $           -    $              -
       Income taxes                                            $           -     $           -    $              -

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
     For the year ended June 30, 2001:
     --------------------------------
         None

     For the year ended June 30, 2000:
     ---------------------------------

         1,500,000 shares of common stock were issued to pay debt of $45,415.  Also an adjustment of
         8,628 shares was made to reconcile outstanding shares


                     The accompanying notes are an integral part of these financial statements.

                                                         11

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

     RECENTLY ENACTED ACCOUNTING STANDARDS - Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125", SFAS No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", and SFAS No. 143, "Accounting for Asset Retirement Obligations", were recently issued. SFAS No. 140, 141, 142, and 143 have no current applicability to the Company or their effect on the financial statements would not have been significant.

     RESTATEMENT - The accompanying financial statements for June 30, 2001 have been restated to reflect the re-issuance of 84,062 shares of common stock previously canceled. [NOTE 3]

                               MTN HOLDINGS, INC.
                           (Formerly Videoplex, Inc.)
                          [A DEVELOPMENT STAGE COMPANY]

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - DISCONTINUED OPERATIONS

     Included in liabilities at June 30, 2001 are $50,240 of judgements payable which are related to the former operations of the Company, discontinued in July, 1994.

NOTE 3 - COMMON STOCK

     During June 2001, the Company issued 7,800,000 shares of common stock to an officer of the Company for services rendered, valued at $156,000 (or $.02 per share). [NOTE 6]

     During the year ended June 30, 2000, the Company canceled 84,069 shares previously authorized upon the conversion of notes payable and related interest. During the year ended June 30, 2001 the Company determined the shares should be issued. The accompanying financial statements for June 30, 2001 have been restated to reflect the re-issuance of 84,062 shares of common stock previously canceled.

NOTE 4 - INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" which requires the liability approach for the effect of income taxes.

     The Company has available at June 30, 2001, unused operating loss carryforwards of approximately $2,792,000, which may be applied against future taxable income and which expire in various years through 2021. If certain substantial changes in the Company's ownership should occur, there could be an annual limitation on the amount of net operating loss carryforward that can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards (approximately $900,000) at June 30, 2001 and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The change in the valuation allowance is approximately $6,000 for the year ended June 30, 2001.

NOTE 5 - EXTRAORDINARY GAIN

     During January 2001, the Company negotiated to settle debt in the amount of $65,035 that is related to discontinued operations. The terms of the settlement required the Company to pay $10,000 in cash and to issue 10,000 shares of common stock as payment in full. This settlement resulted in a gain of $55,035.

     During the quarter ended December 31, 2000, the Company reported a gain on forgiveness of debt of $40,240.

                               MTN HOLDINGS, INC.
                           (Formerly Videoplex, Inc.)
                          [A DEVELOPMENT STAGE COMPANY]

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - RELATED PARTY TRANSACTIONS

     MANAGEMENT COMPENSATION - During the year ended June 30, 2001, an officer of the Company received compensation through an issuance of stock. The officer was issued 7,800,000 shares of common stock for the services rendered valued at $156,000 (or $.02 per share).

     OFFICE SPACE - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

     ADVANCES PAYABLE - An officer of the Company has advanced funds to pay expenses of the Company.

     EXPENSES PAID - At June 30, 2001, the Company had a payable to a related party amounting to $29,122. These funds were used to fund operations and pay debts of the Company.

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

                               MTN HOLDINGS, INC.
                           (Formerly Videoplex, Inc.)
                          [A DEVELOPMENT STAGE COMPANY]

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9 - EARNINGS (LOSS) PER SHARE

     The following data show the amounts used in computing income (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the years ended June 30, 2001 and 2000 and for the period from the re-entering of development stage on July 1, 1994 through June 30, 2001:

                                                                                         Cumulative from
                                                                                       the Re-entering of
                                                                                        Development Stage
                                                          For the Years Ended              on July 1,
                                                               June 30,                   1994 through
                                                       ----------------------------         June 30,
                                                        2001              2000                2001
                                                       ----------        ----------         ------------
   Loss from continuing operations available
     to common stockholders (numerator)             $    (181,557)    $     (38,955)   $        (220,512)
                                                       ----------        ----------         ------------
   Gain from extraordinary items available
     to common stockholders (numerator)             $      55,035     $      64,550    $         119,585
                                                       ----------        ----------         ------------
   Weighted average number of
     common shares outstanding
     used in earnings per share
     during the period (denominator)                   10,136,636         8,534,478            8,738,562
                                                       ----------        ----------         ------------

     Dilutive earnings per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted earnings (loss) per share.

NOTE 10 - SUBSEQUENT EVENTS

     ACQUISITION - On August 9, 2001, the Company entered into an agreement to acquire all of the issued and outstanding shares of common stock of AGIL, Inc., a Delaware company in exchange for 10,707,000 shares of the Company's common stock. Further, AGIL, Inc. acquired more shares of the Company's common stock, 93,000 shares in total by purchasing them from Pacific Management Services, Inc. for a total amount of $360,000. In order to fund this purchase, AGIL, Inc. issued 8% redeemable convertible debentures to the following three companies: Venice Holdings, LLC, Rock Solid Group, LLC and HLKT Holdings, LLC.

     In connection with the acquisition, the Company's current management resigned and new management was appointed in their place. A change in location of the Company's offices also occurred. At the completion of the acquisition, 300,000 and 250,000 shares of the Company's common stock was issued to Capital Holdings, LLC and to Pacific Management Services, Inc. for their involvement with the acquisition. The merger was completed on August 17, 2001.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
                  ------------------------------------

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
              --------------------------------------------------

         The following table sets forth the names, ages, and positions of the executive officers and directors and the term of office of each director of the Company during the fiscal year ended June 30, 2001 and as of August 9, 2001.

                                                                                Director or
                    Name         Age                    Position                Officer Since
                    ----         ---                    --------                -------------
Mordechai Spiegel                 37     President, CEO and Director             August 2001

Zina Mintz                        45     Secretary and Director                  August 2001

John Chymboryk (1)                48     President and Director                  November 1999

Kip Eardley (2)                   42     Secretary, Treasurer and Director       January 2000

(1) Pursuant to the terms and conditions of the Agreement and Plan of Reorganization, on August 9, 2001, Mr. Chymboryk, the sole officer and director of the Company appointed Mr. Mordechai Spiegel and Ms. Zina Mintz as directors of the Company and tendered his notice of resignation from any and all offices of the Company and as a director of the Company.

(2) Mr. Eardley voluntarily tendered his resignation as an officer and director of the Company in February, 2001, without dispute or disagreement as to the business, accounting, financial or regulatory matters of the Company.

         All directors hold their positions for one year or until their successors are duly elected and qualified. All officers holds their positions at the will of the Board of Directors.

         Set forth below is certain biographical information regarding the Company's executive officers and directors:

         MORDECHAI SPIEGEL, PRESIDENT, CEO AND DIRECTOR. Mordechai Spiegel, the founder of MTN Holdings, graduated from Fordham Law School in 1997 and has been practicing real estate law since that time. In 1998 he opened his own business, Imeperian Title, where he is active on a full time basis, providing legal and brokerage services.

         ZINA MINTZ, DIRECTOR. Zina Mintz is an investment banker and for the past 5 years has been the president of Omega Corp., a transportation and trade company in the New York Area. Previously she was the president of Zin Corp., a trading company in Canada. Ms. Mintz is a recipient of the 125th Commendation Medal of Canada for her contributions to Canadian culture and society.

         JOHN CHYMBORYK, PRESIDENT AND DIRECTOR. Mr. Chymboryk received his bachelor's degree with an emphasis in accounting and economics in 1982. Following graduation he worked for a large international accounting firm until 1984. He then taught courses in finance, marketing and management in the business departments of a Community College from 1984 to 1992. Concurrent with his teaching experience, Mr. Chymboryk operated an accounting business that specialized in preparing financial statements, tax returns and business plans for small businesses. Mr. Chymboryk co-founded a company that specialized in marketing, customer retention and management training. Mr. Chymboryk served as Vice President and was responsible for the financial operations and in developing and delivering management training. Mr. Chymboryk was instrumental in designing and presenting the sales management workshop that was contracted with Lexus, the Toyota Motor Corporation luxury car line. In 1997, Mr. Chymboryk was involved in designing, developing and implementing a new application that assists companies in following up and retaining their existing customer base. Mr. Chymboryk is a director in the following reporting companies, GTM Holdings, Inc., Reddi Brake Supply Corporation, Golden Quest, Inc., and Heavenly Hotdog, Inc.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
-------------------------------------------------------

         There was no director, officer or beneficial owner of more than 10% of the class of equity securities of the Company that failed to file on a timely basis.

ITEM 10.      EXECUTIVE COMPENSATION.
              -----------------------

         As compensation for services rendered, on June 8, 2001 the Board of Directors authorized the issuance of 7,800,000 shares of Common Stock to John Chymboryk valued at an aggregate of $156,000. With the exception of the foregoing no other compensation has been paid to any officer or director of the Company in the past three years. There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any officers or directors of the Company which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
              --------------------------------------------------------------

         The following table sets forth as of September 30, 2001, the name and the number of shares of the Company's Common Stock, held of record, or was known by the Company to own beneficially, more than 5% of the 13,488,558 issued and outstanding shares of the Company's Common Stock, and the name and number of shares of each director and of all officers and directors as a group.

                                                                                                   Percentage of
                     Name and Address of                               Amount and Nature of        -------------
Title of Class       Beneficial Owners                                 Beneficial Ownership            Class
--------------       -----------------                                 --------------------            -----
Common               LITO, LLC                                                 10,707,000               79.4%
                     131 West 35th Street
                     New York, NY 10001

Common               Mordechai Spiegel                                         10,707,000 (1)           79.4%
                     c/o MTN Holdings, Inc.
                     31 West 47th Street
                     New York, NY 10036


                                                                                                   Percentage of
                     Name and Address of                               Amount and Nature of        -------------
Title of Class       Beneficial Owners                                 Beneficial Ownership            Class
--------------       -----------------                                 --------------------            -----

Common               Zina Mintz                                                         0                0%
                     c/o MTN Holdings, Inc.
                     31 West 47th Street
                     New York, NY 10036
Common               Officers and Directors as a Group: (2                     10,707,000               79.4%
                     persons)

(1) Mr. Spiegel is the sole managing member of LITO, LLC, and as such has the sole power to vote and dispose of the shares of Common Stock of the Company owned by LITO, LLC. Mr. Spiegel disclaims beneficial ownership over these shares.

ITEM 12.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
                -----------------------------------------------

         In June 2000 the Company issued 1,500,000 shares of common stock to Capital Holdings, Inc. in consideration for its payment of the Company debt in the amount of $45,415. Mr. John Chymboryk, President and Director of the Company, and Mr. Kip Eardley, Secretary/Treasurer and Director of the Company, are each 50% owners of Capital Holdings, Inc.

         In August 2001, at the time of the consummation of the Agreement and Plan of Reorganization, Mr. Mordechai Spiegel, was the sole director and President of AGIL, and the sole managing member of LITO, LLC. LITO, LLC, the current majority shareholder of the Company, was the sole shareholder of the issued and outstanding shares of common stock of AGIL that were exchanged for the 10,800,000 shares of Common Stock of the Company.

ITEM 13.        EXHIBITS AND REPORTS ON FORM 10-KSB.
                -----------------------------------

(a)      Exhibits
         --------

         Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

   Exhibit No.              Title of Document                Location
   -----------              -----------------                --------

3.1                Articles of Incorporation          *Incorporated by reference
3.2                Articles of Incorporation as
                   Amended                            *Incorporated by reference
3.3                By Laws                            *Incorporated by reference
10.1               Agreement and Plan of               Included herein
                   Reorganization
10.2               Articles of Merger                  Included herein

*Incorporated by reference to the Form 10-KSB filed on April 24, 2000 with the SEC.

(b)      Reports on Form 8-K
         -------------------

                  No reports on Form 8-K were filed by the Company during the last fiscal quarter of the Company's fiscal year ended June 30, 2001.

         SUBSEQUENT EVENT
         ----------------

                  A report on Form 8-K was filed by the Company on August 24, 2001 under Item 1, "Changes in Control of Registrant."

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         MTN HOLDINGS, INC.

Dated: October 12, 2001

                                         By: /s/ Mordechai Spiegel
                                            ------------------------------------
                                            Name:  Mordechai Spiegel
                                            Title: President and Chief Executive
                                                   Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                   CAPACITY                                         DATE
---------                                   --------                                         ----

/s/ Mordechai Spiegel
------------------------------------        President, Chief Executive Officer               October 12, 2001
Mordechai Spiegel                           and Director


/s/ Zina Mintz
------------------------------------        Secretary and Director                           October 12, 2001
Zina Mintz