Form 10QSB
period 2001-09-30
MTN HOLDINGS INC
filed 2001-11-20
CIK 758119

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 2001

         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to

         Commission file number 000-14919

                               MTN Holdings, Inc.
        (Exact name of small business issuer as specified in its charter)

             NEVADA                                          222485230
             ------                                          ---------
   (State of other jurisdiction of                       (I.R.S. Employer)
   incorporation or organization)                        Identification No.)

                               31 West 47th Street
                            New York, New York 10036
                            ------------------------
                    (Address of principal executive offices)

                                 (212) 594-5111
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

                                 Not Applicable
                                 --------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|
No |_|

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: Common Stock, $.001 par value per share -13,488,558 shares outstanding as of September 30, 2001; Series A Preferred Stock, $.001 par value per share - 400,000 shares outstanding as of September 30, 2001.

                               MTN HOLDINGS, INC.

                                   FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001



PART I.  FINANCIAL INFORMATION                                                   Page
                                                                                 ----

Item 1.  Financial Statements.

         Unaudited Condensed Balance Sheet as of September 30, 2001                  3

         Unaudited Condensed Statement of Operations for the Three-Months
         ended September 30, 2001 and September 30, 2000 and
         for the Cumulative from the re-entering of the Development Stage
         on July 1, 1994 through September 30, 2000.                                 4

         Unaudited Condensed Statements of Cash Flows for the Three
         Months ended September 30, 2001 and September 30, 2000 and for the Cumulative from the re-entering of the Development Stage
         on July 1, 1994 through September 30, 2000.                                 5

         Notes to Consolidated Financial Statements                                  6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.                                                      14


PART 11. OTHER INFORMATION

Item 1.  Legal Proceedings.                                                          15

Item 2.  Changes in Securities and Use of Proceeds.                                  15

Item 3.  Defaults upon Senior Securities.                                            15

Item 4.  Submission of Matters to a Vote of Security Holders.                        15

Item 5.  Other Information.                                                          15

Item 6.  Exhibits and Reports on Form 8-K.                                           15



                               MTN HOLDINGS, INC.
                           (Formerly Videoplex, Inc.)
                          [A Development Stage Company]
                        UNAUDITED CONDENSED BALANCE SHEET

                                                            SEPTEMBER 30, 2001
                                                            ------------------
ASSETS
------

CURRENT ASSETS                                                      $        -
                                                                    ----------

      Total current assets
                                                                             -

TOTAL ASSETS                                                        $        -
                                                                    ==========

LIABILITIES AND STOCKHOLDERS DEFICIENCY
---------------------------------------

CURRENT LIABILITIES:
Accounts payable                                                        $1,975
Accounts payable - related party                                        29,122
Liabilities of discontinued operations                                  50,240
                                                                    ----------
      Total current liabilities                                         81,337

Convertible debenture                                                  369,010
Interest payable                                                         5,857
                                                                    ----------
      Total liabilities                                                456,204
                                                                    ----------

STOCKHOLDERS DEFICIENCY:
Common stock - $.001 par value, 50,000,000
      shares authorized, 13,488,558 shares issued
      and outstanding                                                   13,489
Capital in excess of par                                             2,338,771
Retained deficit                                                    (2,691,299)
Deficit accumulated during the development stage                      (117,165)
                                                                    ----------
      Total stockholders deficiency                                   (456,204)
                                                                    ----------
TOTAL LIABILITIES AND STOCKHOLDERS DEFICIENCY                       $        -
                                                                    ==========



              The accompanying notes are an integral part of these
                    unaudited condensed financial statements

                               MTN HOLDINGS, INC.
                               ------------------
                           (Formerly Videoplex, Inc.)
                          [A Development Stage Company]

                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                                                                        Cumulative from
                                                                                                        the Re-entering
                                                                                                         of Development
                                                                    For the Three Months               Stage on July 1,
                                                                      Ended September 30,                 1994 through
                                                                -------------------------                September 30,
                                                            2001                     2000                         2001
                                                        --------                 --------                     --------

    REVENUE:
    Sales                                               $           -          $         -                $          -
                                                        -------------          -----------                ------------

    Total Revenue                                                   -                    -                           -
                                                        -------------          -----------                ------------

    EXPENSES:
    General and administrative                                      -                9,522                     220,512
                                                        -------------          -----------                ------------

    LOSS FROM OPERATIONS                                            -               (9,522)                   (220,512)

    INTEREST EXPENSE                                          (16,238)                   -                     (16,238)
                                                        -------------          -----------                ------------

    LOSS BEFORE INCOME TAXES                                  (16,238)              (9,522)                   (236,750)

    CURRENT INCOME TAXES                                            -                    -                           -

    DEFERRED INCOME TAXES                                           -                    -                           -
                                                        -------------          -----------                ------------

    LOSS BEFORE EXTRAORDINARY ITEM                            (16,238)              (9,522)                   (236,750)

    EXTRAORDINARY ITEM:
    Gain on settlement of liabilities
      related to discontinued operations                            -                    -                     119,585
                                                        -------------          -----------                ------------

    NET LOSS                                                  (16,238)              (9,522)                   (117,165)
                                                        =============          ===========                ============

    EARNINGS (LOSS) PER SHARE:
    Loss from continuing operations                             (0.00)               (0.10)                       (.64)
    Gain from extraordinary item                                    -                    -                         .32
                                                        -------------          -----------                ------------

TOTAL EARNINGS (LOSS) PER SHARE                         $  (0.00)              $    (0.10)                $       (.32)
                                                        ========               ==========                 ============

       The accompanying notes are an integral part of these unaudited condensed financial statements



                               MTN HOLDINGS, INC.
                           (Formerly Videoplex, Inc.)
                          [A Development Stage Company]
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                                                                                  Cumulative from
                                                                                                                  the Re-entering
                                                                                                                   of Development
                                                                                                                 Stage on July 1,
                                                                                     For the Three Months           1994 through
                                                                                      Ended  September 30,         September 30,
                                                                               --------------------------
                                                                                    2001            2000                    2001
                                                                                  ---------      --------              ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                          $ (16,238)     $ (9,522)             $ (117,165)
Adjustments to reconcile net loss to net
     cash used by operating activities:
       Extraordinary gain on settlement of liabilities
          related to discontinued operations                                              -             -               (119,585)
       Stock issued for services rendered                                                 -             -                 156,000
       Amortization of discount on convertible debentures                            10,381             -                  10,381
       Changes in assets and liabilities:
          Increase (decrease) in accounts payable                                         -       (3,540)                   1,975
          Increase in accounts payable - related party                                    -        15,062                  74,537
          Decrease in liabilities of discontinued operations                              -       (2,000)                (12,000)
          Increase in interest payable                                                5,857             -                   5,857
                                                                                  ---------      --------              ----------
              Net cash (used) by operating activities                                     -             -                       -
                                                                                  ---------      --------              ----------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Net cash (used) by investing activities                                              -             -                       -
                                                                                  ---------      --------              ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net cash provided by financing activities                                            -             -                       -
                                                                                  ---------      --------              ----------

NET INCREASE IN CASH                                                                      -             -                       -
                                                                                  ---------      --------              ----------
CASH - AT BEGINNING OF PERIOD                                                             -             -                       -
                                                                                  ---------      --------              ----------
CASH - AT END OF PERIOD                                                           $       -        $    -               $       -
                                                                                  =========        ======               =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:
Cash paid during the period for:
Interest                                                                          $       -        $    -               $       -
Income taxes                                                                      $       -        $    -               $       -

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
For the three months ended September 30, 2001:

$360,000 debenture payable was assumed by the Company in connection with the acquisition of AGIL.

11,657,000 shares of common stock were issued in connection with the acquisition of AGIL.

1,575,000 shares of common stock were issued in connection with the conversion of $1,575, face amount, of the convertible debenture into common stock.

25,138 shares of common stock were issued to reconcile outstanding shares.

For the three months ended September 30, 2000: None

                     The accompanying notes are an integral part of these unaudited condensed financial statements


                               MTN HOLDINGS, INC.
                               ------------------
                           (Formerly Videoplex, Inc.)
                          [A Development Stage Company]

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                -------------------------------------------------

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. Organization - MTN Holdings, Inc. (the Company) formerly Videoplex, Inc. was organized under the laws of the State of New Jersey on August 29, 1983. The Company was formed to engage in the marketing and sales of the Videoplex single screen multi-presentation machine. During 1994, management determined it was in the best interest of the Company to discontinue its previous operations. The Company is considered to have re-entered into a new development stage on July 1, 1994.

       Merger - On December 15, 2000, the Company merged with MTN Holdings, Inc., a Nevada Corporation, incorporated on July 14, 2000 for the sole purpose of being the surviving corporation in a merger effectuated solely to change the corporate name, capitalization and domicile of Videoplex.

       Acquisition - On August 9, 2001, the Company entered into an Agreement and Plan of Reorganization (Reorganization) to acquire all of the issued and outstanding shares of common stock of AGIL, Inc., a Delaware corporation (AGIL) in exchange for 10,707,000 shares of the Company's common stock. Further, AGIL acquired more shares of the Company's common stock, 93,000 shares in total by purchasing them from Pacific Management Services, Inc. for a total amount of $360,000.

       In connection with the acquisition, the Company's current management resigned and new management was appointed in their place. A change in location of the Company's offices also occurred. At the completion of the acquisition, 950,000 shares of the Company's common stock was issued for their involvement with the acquisition as follows; 300,000 shares to Capital Holdings, LLC, 250,000 shares to Pacific Management Services, Inc., 200,000 shares to Michael Labertew and 200,000 shares to Justeene Blankenship.

       On August 17, 2001, AGIL merged with and into the Company (the Merger) pursuant to Section 92A.180 of the Nevada Revised Statutes and Section 252 of the Delaware General Corporation Law, which permit the merger of a wholly-owned subsidiary into its parent without the approval of the stockholders of the parent or the wholly-owned subsidiary. At the effective date of the Merger, the Company continued its corporate existence as a Nevada corporation and thereafter acquired and possessed all rights, privileges, powers, franchises, property and debts of AGIL.

       In order for AGIL to fund the purchase of the 93,000 shares of the Company and prior to the Reorganization and the Merger, AGIL entered into a securities purchase agreement (the Securities Purchase Agreement) and issued $1,000,000 in 8% Senior Subordinated Convertible Debentures (the Debentures) to various investors. Approximately $460,000 of the Debentures has been funded through September 30, 2001. Pursuant to the Securities Purchase Agreement, the balance of the Debentures will be funded upon conversion of the existing principal amount of the Debentures into shares of Common Stock of the Company. The Debentures have been assigned to the Company effective with the Merger.

                               MTN HOLDINGS, INC.
                               ------------------
                           (Formerly Videoplex, Inc.)
                          [A Development Stage Company]

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                -------------------------------------------------

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2001 and 2000 and for the periods then ended have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2001 audited financial statements. The results of operations for the periods ended September 30, 2001 and 2000 are not necessarily indicative of the operating results for the full year.

       Development Stage - The Company is considered a development stage company as defined in SFAS No. 7.

       Income (Loss) Per Share - The computation of income (loss) per share of common stock is based on the weighted average number of shares outstanding during the periods presented, in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (See Note 9). Such weighted average number of shares for all prior periods have been restated to reflect the 100 for 1 basis reverse stock split (see Note 4).

       Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

       Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated by management.

       Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (SFAS) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125", SFAS No. 141, Business Combinations, SFAS No. 142, Goodwill and Other Intangible Assets, SFAS No. 143, Accounting for Asset Retirement Obligations, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, were recently issued. SFAS No. 140, 141, 142, 143, and 144 have no current applicability to the Company or their effect on the financial statements would not have been significant.

2.     DISCONTINUED OPERATIONS

       Included in liabilities at September 30, 2001 are $50,240 of judgements payable which are related to the former operations of the Company, discontinued in July 1994. MTN HOLDINGS, INC. (Formerly Videoplex, Inc.) [A Development Stage Company]

                               MTN HOLDINGS, INC.
                               ------------------
                           (Formerly Videoplex, Inc.)
                          [A Development Stage Company]

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                -------------------------------------------------

3.     CONVERTIBLE DEBENTURE

       On August 22, 2001, the Company issued its 8% Series SPA Senior Subordinated Convertible Redeemable Debenture in the amount of $1,000,000 pursuant to a Securities Subscription Agreement that was assigned to and assumed by the Company. The Debenture was assigned to and assumed by the Company in the acquisition of AGIL (see Note 1). In August, 2001 AGIL received $360,000 which was net of discount and issue cost of $68,736 and $100,000, respectively. Such costs are being amortized as interest expense over the term of the Debenture. The balance of the Debenture, in the amount of $471,264 has not yet been received.

       The Debentures are convertible into shares of the Company's common stock. The holder of this Debenture is entitled, at its option, to convert all or any amount over $5,000 of the principal face amount of this Debenture into freely tradable shares of common stock of the Company without restrictive legend of any nature (Common Stock), at a conversion price (Conversion Price) for each share of Common Stock equal to the lower of
       (i) 40% of the lowest closing bid price of the Common Stock as reported on the OTC Electronic Bulletin Board or any exchange on which the Company's shares are traded, as stipulated in the Debenture. (ii) (I) $.30, until the lowest closing bid price of the Common Stock as reported on the OTCBB or any exchange on which the Company's shares are traded for the previous trading day (Last Bid Price) falls below $1.00, and then
       (II) $.03, until the Last Bid Price falls below $.50, and then (III) $.003 on all subsequent conversions. During the quarter ended September 30, 2001, $1,575 face amount of such Debenture has been converted into common stock (see Note 4).

                               MTN HOLDINGS, INC.
                               ------------------
                           (Formerly Videoplex, Inc.)
                          [A Development Stage Company]

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                -------------------------------------------------

4.     COMMON STOCK

       On July 10, 2001, the Board of Directors approved a reverse split of its common stock on a 100 for 1 basis, whereby no shareholder of record shall be reversed below 100 shares and shareholders who owned less than 100 shares immediately prior to the reverse split will not be affected.

       During August 2001, the Company issued 10,707,000 shares of common stock and 950,000 shares of common stock all relating to the acquisition of AGIL (see Note 1).

       During August 2001, the Company converted $275, face amount, of the convertible debenture (see Note 3) into 275,000 shares of the Company's common stock.

       During August 2001, a net adjustment of 25,138 shares of common stock was made to reconcile outstanding shares.

       During September 2001, the Company converted $1,300, face amount, of the convertible debenture (see Note 3) into 1,300,000 shares of the Company's common stock.

                               MTN HOLDINGS, INC.
                               ------------------
                           (Formerly Videoplex, Inc.)
                          [A Development Stage Company]

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                -------------------------------------------------

5.     INCOME TAXES

       The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes which requires the liability approach for the effect of income taxes.

       The Company has available at September 30, 2001, unused operating loss carryforwards of approximately $2,808,000, which may be applied against future taxable income and which expire in various years through 2021. If certain substantial changes in the Company's ownership should occur, there could be an annual limitation on the amount of net operating loss carryforward that can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards (approximately $905,000) at September 30, 2001 and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The change in the valuation allowance is approximately $5,000 and $3,200 for the three months ended September 30, 2001 and 2000, respectively.

6.     RELATED PARTY TRANSACTIONS

       Management Compensation - During the periods presented, the Company did not pay any compensation to its officers and directors.

       Accounts Payable - At September 30, 2001 the Company had a payable to a related party of $29,122. These funds were used to fund operations and pay debts of the Company.

7.     GOING CONCERN

       The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has no ongoing operations and has incurred losses since its inception. Further, the Company has current liabilities in excess of assets and has no working capital to pay its expenses. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through sales of its common stock or through a possible business combination with another company. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

8.     CONTINGENCIES

       During 1994, the Company discontinued all of its previous operations. Management believes that the Company is not liable for any existing liabilities related to its former operations but the possibility exists that creditors and others seeking relief may include the Company in claims and suits.

                               MTN HOLDINGS, INC.
                               ------------------
                           (Formerly Videoplex, Inc.)
                          [A Development Stage Company]

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                -------------------------------------------------


8.     CONTINGENCIES (Continued)

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

9.     INCOME (LOSS) PER SHARE

       The following data shows the amounts used in computing income (loss) per share and the effect on income (loss) and the weighted average number of shares of dilutive potential common stock for the three months ended September 30, 2001 and 2000 and for the period from the re-entering of development stage on July 1, 1994 through September 30, 2001:

                                                                                                Cumulative from
                                                                                                the Re-entering
                                                                                                 of Development
                                                                 For the Three Months          Stage on July 1,
                                                                  Ended  September 30,             1994 through
                                                                ----------------------            September 30,
                                                                2001              2000                     2001
                                                            --------         ---------                ---------

    Loss from continuing operations
         available to common stockholders
         (numerator)                                        (16,238)            (9,522)               (236,750)

    Gain from extraordinary items available to
         common stockholders (numerator)                          -                  -                119,585

    Weighted average number of common
        shares outstanding used in earnings per
        share during the period (denominator)             8,426,727             98,602                372,224


      Dilutive earnings (loss) per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted earnings (loss) per share

                               MTN HOLDINGS, INC.
                               ------------------
                           (Formerly Videoplex, Inc.)
                          [A Development Stage Company]

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                -------------------------------------------------

10.    SUBSEQUENT EVENTS

       During October 2001, the Company received $275,000 of additional funding relating to the debenture (see Note 3).

       On October 16, 2001, the Board of Directors of the Company approved an increase in number of authorized shares of common stock, par value $.001 per share, whereby the number of authorized shares of the common stock was increased from 50,000,000 to 350,000,000, par value $.001. The increase in the number of authorized shares became effective October 22, 2001.

       On October 17, 2001, the Company consummated an acquisition of the assets of Dvir & Stoler Enterprises, Inc. (DS&E). The transaction was consummated pursuant to an Asset Purchase Agreement, dated as of August 23, 2001 (the Agreement), by and between the Company and DS&E. DS&E is engaged in the business of first level refining of small pieces and particles of gold, silver and platinum alloys resulting from the manufacture of jewelry in order to remove foreign materials and other impurities. Pursuant to the Agreement, the Company acquired the assets of DS&E, which included equipment, customer and vendor lists and other property used in and relating to the business, including, without limitation, service and equipment rental agreements (the Assets). The aggregate purchase price for the Assets was one million dollars ($1,000,000), which is payable as follows: (i) $25,000 simultaneously with the execution of the Agreement, (ii) $975,000 at closing payable as follows: (a) $475,000 by wire transfer, certified or bank check; and (b) $500,000 in the form of a promissory note, at an interest rate of 7 1/2% per annum. The Purchase Price was funded from the issuance of 8% Redeemable Convertible Debentures by the Company to Venice Holdings, LLC, Rock Solid Group, LLC and HLKT Holdings, LLC. Payment of the promissory note has been secured by a security agreement entered into by the Company creating a first priority security interest and superior lien in favor of DS&E with respect to the Assets and accounts receivable created by the Company after the closing with respect to the business and inventory.

       On October 30, 2001, the Board of Directors of the Company approved a reverse split of its common stock on a 950 for 1 basis. Upon effecting the reverse split, the Company will issue 1 share of common stock in exchange for every 950 shares of common stock outstanding. No fractional shares shall be issued, but in lieu thereof, each fraction of a share that any stockholder would otherwise be entitled to receive

                               MTN HOLDINGS, INC.
                               ------------------
                           (Formerly Videoplex, Inc.)
                          [A Development Stage Company]

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                -------------------------------------------------

10.    SUBSEQUENT EVENTS (Continued)

       shall be rounded to the nearest whole share. The reverse stock split was effective November 8, 2001.

       The Company has entered into a lease, including certain escalations, for its premises commencing October 1, 2001 through September 30, 2006. The future minimum rental commitments for the five year term ended September 30, 2006 are as follows:

          For the Year Ended
           September 30,
           -------------
               2002                            $ 81,000
               2003                              83,500
               2004                              85,995
               2005                              88,605
               2006                              91,440
                                               --------
                                               $430,540
                                               ========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2001 COMPARED TO THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2000

     The Company had no operations or revenues for the three months ended September 30 2001 and 2000. Losses for the periods were from expenses incurred during these periods. In 2000 the Company incurred General and administrative expenses of $9,522 in 2001 the Company incurred interest expenses related to debentures payable.


Liquidity and Capital Resources
-------------------------------

     The Company had no financing activities or working capital from cessation of operations in 1994 through August 2001 at which time partial funding from a debenture was received. We believe the Company will be able to finance future operations from cash generated from operations and additional funds to be received in connection with a debenture financing.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         Incorporated by reference herein to the Company's Form 10-KSB for the fiscal year ended June 30, 2000, as filed with the Securities and Exchange Commission.

Item 2.  Changes in Securities and Use of Proceeds.

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits.
              A Report on Form 10-QSB was filed on August 24, 2001 under Item 1.

         (b)  Reports on Form 8-K. None.

                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 19, 2001


                             MTN HOLDINGS, INC.


                             By:  /s/ Mordechai Spiegel
                                  ---------------------
                                  Name:  Mordechai Spiegel
                                  Title: President and Chief
                                         Executive Officer