Form 10QSB
period 2001-12-31
MTN HOLDINGS INC
filed 2002-02-19
CIK 758119

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                For the quarterly period ended December 31, 2001

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

           For the transition period from to __________ to __________

                        Commission file number 000-14919

                               MTN Holdings, Inc.
        (Exact name of small business issuer as specified in its charter)


           Nevada                                       222485230
 ------------------------------                       ------------
(State of other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

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

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: Common Stock, $.001 par value per share -797,233,469 shares outstanding as of December 31, 2001; Series A Preferred Stock, $.001 par value per share - 400,000 shares outstanding as of December 31, 2001.

                               MTN HOLDINGS, INC.

                                   FORM 10-QSB

                     FOR THE QUARTER ENDED DECEMBER 31, 2001

PART I.  FINANCIAL INFORMATION                                                   Page
                                                                                 ----
Item 1.  Financial Statements.

         Consolidated Condensed Balance Sheet as of December 31, 2001               3

         Consolidated Statement of Operations for the Three and Six-months
         ended December 31, 2001 and December 31, 2000                              4

         Consolidated Statements of Cash Flows for the Six
         Months ended December 31, 2001 and December 31, 2000                       5

         Notes to Consolidated Financial Statements                                 6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.                                                    11

PART 11. OTHER INFORMATION

Item 1.  Legal Proceedings.                                                        12

Item 2.  Changes in Securities and Use of Proceeds.                                12

Item 3.  Defaults upon Senior Securities.                                          12

Item 4.  Submission of Matters to a Vote of Security Holders.                      12

Item 5.  Other Information.                                                        12

Item 6.  Exhibits and Reports on Form 8-K.                                         12


                        MTN HOLDINGS, INC. AND SUBSIDIARY
                           (Formerly Videoplex, Inc.)
                           CONSOLIDATED BALANCE SHEET


                                                              DECEMBER 31, 2001
                                                              -----------------
ASSETS
------
CURRENT ASSETS
Cash                                                               $   55,377
                                                                   ----------
      Total Current Assets                                             55,377

Property and Equipment                                                383,333

Other Assets
    Goodwill                                                          663,000
    Other                                                              25,000
                                                                   -----------

TOTAL ASSETS                                                      $ 1,126,710
                                                                  ============

LIABILITIES AND STOCKHOLDERS DEFICIENCY
---------------------------------------
CURRENT LIABILITIES:

Accounts payable                                                       $1,975
Accounts payable - related party                                       29,122
Liabilities of discontinued operations                                 50,240
Accrued Expenses                                                      120,516
                                                                   ----------
      Total current liabilities                                       201,853

Convertible debenture                                                 393,843
Notes Payable - acquisition                                           813,000
Due to officers                                                       131,325
                                                                   ----------
      Total liabilities                                             1,338,168
                                                                   ----------
STOCKHOLDERS DEFICIENCY:
Common stock - $.001 par value, 800,000,000
      shares authorized,  797,233,469 shares issued
      and outstanding                                                 797,233
Capital in excess of par                                            3,710,855
Deficit                                                            (4,921,399)
                                                                   ----------
      Total stockholders deficiency                                  (413,311)
                                                                   ----------
TOTAL LIABILITIES AND STOCKHOLDERS DEFICIENCY                      $1,126,710
                                                                   ==========

              The accompanying notes are an integral part of these
                        consolidated financial statements

                        MTN HOLDINGS, INC. AND SUBSIDIARY
                           (Formerly Videoplex, Inc.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                      For the Three Months       For the Six Months
                                      Ended December 31,         Ended December 31,
                                     ------------------------------------------------
                                     2001          2000           2001           2000
                                  ------------------------------------------------------
REVENUE:
  Sales                         $ 2,066,018    $        --    $ 2,066,018    $        --

  Cost of Sales                   2,007,330             --      2,007,330

  Gross profit                       58,688             --         58,688             --

EXPENSES:
  General, selling and
  administrative                    259,115         12,495        259,115         22,017

      Total Expenses                259,115         12,495        259,115         22,017

LOSS                               (200,427)       (12,495)      (200,427)       (22,017)

OTHER EXPENSES:

Interest Expense                     41,931             --         58,169             --
Beneficial conversion feature
And inducement expense            1,870,577             --      1,870,577             --

LOSS FROM CONTINUING OPERATIONS
BEFORE EXTRAORDINARY ITEM

EXTRAORDINARY ITEMS:
  Gain on settlement of
  liabilities related to
  discontinued operations                --         40,240             --         40,240

NET GAIN (LOSS)                 $(2,112,935)   $   (27,745)   $(2,129,173)   $   (18,223)

LOSS PER SHARE:
  Income (loss) from continuing
  operations                    $      (.02)   $      (.00)   $      (.02)   $      (.00)
  Income from extraordinary
  Item                          $       .00    $        --    $       .00    $        --

     Total Loss Per Share       $      (.02)   $      (.00)   $      (.02)   $      (.00)


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        MTN HOLDINGS, INC. AND SUBSIDIARY
                           (Formerly Videoplex, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                      For the Six months
                                                                                      Ended  December 31,
                                                                                  --------------------------
                                                                                    2001             2000
                                                                                   ---------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                $(2,129,173)    $    18,223
Adjustments to reconcile net (loss) to net
     cash used by operating activities:
       Depreciation                                                                   16,667
       Beneficial conversion feature and inducement expense                        1,870,577
       Extraordinary gain on settlement of liabilities
          related to discontinued operations                                              --         (40,240)
       Stock issued for services rendered                                                 --              --
       Amortization of discount on convertible debentures                             46,465              --
       Changes in assets and liabilities:
          Increase in accounts payable - related party                                    --          21,427
          Increase in accounts payable                                                 2,590
          Decrease in liabilities of discontinued operations                              --          (2,000)
          Increase in other assets                                                   (25,000)
          Increase in accrued expenses                                               120,516
                                                                                 -----------     -----------
              Net cash (used) by operating activities                               (100,948)             --
                                                                                 -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property and equipment                                          (400,000)             --
     Acquisition of intangible assets                                               (663,000)
     Acquisition of other assets                                                     (25,000)             --
                                                                                 -----------     -----------
     Net cash used by investing activities                                        (1,088,000)             --
                                                                                 -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from debenture payable                                                 275,000              --
     Proceeds from loans payable on acquisition                                      813,000              --
     Proceeds from loans payable - officers                                          131,325              --
                                                                                 -----------     -----------
     Net cash provided by financing activities                                     1,219,325              --
                                                                                 -----------     -----------

NET INCREASE IN CASH                                                                  55,377              --
                                                                                 -----------     -----------
CASH - AT BEGINNING OF PERIOD                                                             --              --
                                                                                 -----------     -----------
CASH - AT END OF PERIOD                                                          $    55,377     $        --
                                                                                 ===========     ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:
Cash paid during the period for:
Interest                                                                         $        --     $        --
Income taxes                                                                     $        --     $        --


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
For the six months ended December 31, 2001:

$360,000 debenture payable was assumed by the Company in connection with the acquisition of AGIL.

11,657,000 shares of common stock were issued in connection with the acquisition of AGIL.

In connection with the acquisition on October 17, 2001, $813,000 of the purchase price was funded by issuance of notes payable.

797,233,469 shares of common stock were issued in connection with the conversion of $286,828, face amount, of the convertible debenture into common stock.

25,138 shares of common stock were issued to reconcile outstanding shares.

              The accompanying notes are an integral part of these
                        consolidated financial statements

                        MTN HOLDINGS, INC. AND SUBSIDIARY
                        ---------------------------------
                           (Formerly Videoplex, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


1. ORGANIZATION

MTN Holdings, Inc. (the Company) formerly Videoplex, Inc. was organized under the laws of the State of New Jersey on August 29, 1983. The Company was formed to engage in the marketing and sales of the Videoplex single screen multi-presentation machine. During 1994, management determined it was in the best interest of the Company to discontinue its previous operations. The Company was considered to have re-entered into a new development stage on July 1, 1994 and was in the development stage through June 30, 2001. The year ended June 30, 2002 is the first year during which it is considered an operating company.

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

In order for AGIL to fund the purchase of the 93,000 shares of the Company and prior to the Reorganization and the Merger, AGIL entered into a securities purchase agreement (the Securities Purchase Agreement) and issued $1,000,000 in 8% Senior Subordinated Convertible Debentures (the Debentures) to various investors. Approximately $460,000 of the Debentures has been funded through December 31, 2001. Pursuant to the Securities Purchase Agreement, the balance of the Debentures will be funded upon conversion of the existing principal amount of the Debentures into shares of Common Stock of the Company. The Debentures have been assigned to the Company effective with the Merger.

During October 2001, the Company received $275,000 of additional funding relating to the debenture (see Note 4).

On October 16, 2001, the Board of Directors of the Company approved an increase in number of authorized shares of common stock, par value $.001 per share, whereby the number of authorized shares of the common stock was increased from 50,000,000 to 350,000,000, par value $.001. The increase in the number of authorized shares became effective October 22, 2001.

On December 14, 2001, the Board of Directors of the Company approved an additional increase in number of authorized shares of common stock, par value $.001 per share, whereby the number of authorized shares of the common stock was increased from 350,000,000 to 800,000,000, par value $.001. The increase in the number of authorized shares became effective December 17, 2001.

On October 17, 2001, the Company formed a subsidiary, DS&E Metals, Inc. to consummate an acquisition of the assets of Dvir & Stoler Enterprises, Inc. (DS&E). The transaction was consummated pursuant to an Asset Purchase Agreement, dated as of August 23, 2001 (the Agreement), by and between the Company and DS&E. DS&E is engaged in the business of first level refining of small pieces and particles of gold, silver and platinum alloys resulting from the manufacture of jewelry in order to remove foreign materials and other impurities. Pursuant to the Agreement, the Company acquired the assets of DS&E, which included equipment, customer and vendor lists and other property used in and relating to the business, including, without limitation, service and equipment rental agreements (the Assets). The aggregate purchase price for the Assets was $1,063,000, which is payable as follows: (a) $250,000 simultaneously with the execution of the Agreement and

                               MTN HOLDINGS, INC.
                               ------------------
                           (Formerly Videoplex, Inc.)

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                -------------------------------------------------

1. ORGANIZATION (Continued)

and (b) $813,000 in the form of promissory notes, at an interest rate of 7 1/2% per annum. The notes are due October 2003. The Company has paid $200,000 principal amount on the promissory notes. The acquisition resulted in the recording of $663,000 of goodwill. The Purchase Price was funded from the issuance of 8% Redeemable Convertible Debentures by the Company to Venice Holdings, LLC, Rock Solid Group, LLC and HLKT Holdings, LLC. Payment of the promissory note has been secured by a security agreement entered into by the Company creating a first priority security interest and superior lien in favor of DS&E with respect to the Assets and accounts receivable created by the Company after the closing with respect to the business and inventory.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2001 and 2000 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2001 audited financial statements. The results of operations for the periods ended December 31, 2001 and 2000 are not necessarily indicative of the operating results for the full year.

Income (Loss) Per Share - The computation of income (loss) per share of common stock is based on the weighted average number of shares outstanding during the periods presented, in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (See Note 10). Such weighted average number of shares for all prior periods have been restated to reflect the 950 for 1 basis reverse stock split (see Note 5).

Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of six months or less to be cash equivalents.

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

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (SFAS) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125, SFAS No. 141, Business Combinations, SFAS No. 142, Goodwill and Other Intangible Assets, SFAS No. 143, Accounting for Asset Retirement Obligations, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, were recently issued. SFAS No. 140, 141, 142, 143, and 144 have no current applicability to the Company or their effect on the financial statements would not have been significant.

3. DISCONTINUED OPERATIONS

Included in liabilities at December 31, 2001 are $50,240 of judgments payable which are related to the former operations of the Company, discontinued in July 1994.

                               MTN HOLDINGS, INC.
                               ------------------
                           (Formerly Videoplex, Inc.)

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                -------------------------------------------------

4. CONVERTIBLE DEBENTURE

On August 22, 2001, the Company issued its 8% Series SPA Senior Subordinated Convertible Redeemable Debenture in the amount of $1,000,000 pursuant to a Securities Subscription Agreement that was assigned to and assumed by the Company. The Debenture was assigned to and assumed by the Company in the acquisition of AGIL (see Note 1). In August, 2001 AGIL received $360,000 which was net of discount and issue cost of $68,736 and $100,000, respectively. Such costs are being amortized as interest expense over the term of the Debenture. During October 2001 the Company received an additional $275,000 of the Debenture amount. The balance of the Debenture, in the amount of $135,000 has not yet been received.

The Debentures are convertible into shares of the Company's common stock. The holder of this Debenture is entitled, at its option, to convert all or any amount over $5,000 of the principal face amount of this Debenture into freely tradable shares of common stock of the Company without restrictive legend of any nature (Common Stock), at a conversion price (Conversion Price) for each share of Common Stock equal to the lower of (i) 40% of the lowest closing bid price of the Common Stock as reported on the OTC Electronic Bulletin Board or any exchange on which the Company's shares are traded, as stipulated in the Debenture, (ii) (I) $.30, until the lowest closing bid price of the Common Stock as reported on the OTCBB or any exchange on which the Company's shares are traded for the previous trading day (Last Bid Price) falls below $1.00, and then
(II) $.03, until the Last Bid Price falls below $.50, and then (III) $.001 (as amended) on all subsequent conversions. During the quarter ended December 31, 2001, $1,575 face amount of such Debenture has been converted into common stock (see Note 5).

5. COMMON STOCK

On July 10, 2001, the Board of Directors prior to the Reorganization, approved a reverse split of its common stock on a 100 for 1 basis, whereby no shareholder of record shall be reversed below 100 shares and shareholders who owned less than 100 shares immediately prior to the reverse split will not be affected.

During August 2001, the Company issued 10,707,000 shares of common stock and 950,000 shares of common stock all relating to the acquisition of AGIL (see Note
1).

During the six months ended December 31, 2001, the Company converted $286,828, face amount, of the convertible debenture (see Note 4) into 797,220,928 shares of the Company's common stock.

During August 2001, a net adjustment of 25,138 shares of common stock was made to reconcile outstanding shares.

On October 30, 2001, the Board of Directors of the Company approved a reverse split of its common stock on a 950 for 1 basis. Upon effecting the reverse split, the Company issued 1 share of common stock in exchange for every 950 shares of common stock outstanding. No fractional shares shall be issued, but in lieu thereof, each fraction of a share that any stockholder would otherwise be entitled to receive was rounded to the nearest whole share. The reverse stock split was effective November 8, 2001.

6. INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes which requires the liability approach for the effect of income taxes.

The Company has available at December 31, 2001, unused operating loss carryforwards of approximately $2,808,000, which may be applied against future taxable income and which expire in various years through 2021. If certain substantial changes in the Company's ownership should occur, there could be an annual limitation on the amount of net operating loss carryforward that can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards (approximately $905,000) at December 31, 2001 and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The change in the valuation allowance is approximately $5,000 and $3,200 for the six months ended December 31, 2001 and 2000, respectively.

                               MTN HOLDINGS, INC.
                               ------------------
                           (Formerly Videoplex, Inc.)

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                -------------------------------------------------

7. RELATED PARTY TRANSACTIONS

Management Compensation - During the periods presented, the Company did not pay any compensation to its officers and directors.

Accounts Payable - At December 31, 2001 the Company had a payable to a related party of $29,122. These funds were used to fund operations and pay debts of the Company.

8. GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception. Further, the Company has current liabilities in excess of assets and has no working capital to pay its expenses. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through sales of its common stock or through a possible business combination with another company. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

9. CONTINGENCIES

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

10. INCOME (LOSS) PER  SHARE

The following data shows the amounts used in computing income (loss) per share and the effect on income (loss) and the weighted average number of shares of dilutive potential common stock for the six months ended December 31, 2001 and 2000:

                                                          For the Six months
                                                           Ended  December 31,
                                                       -------------------------
                                                         2001             2000
                                                       --------         --------

Loss from continuing operations
    available to common stockholders
    (numerator)                                      (16,238)            (9,522)

Gain from extraordinary item
    available to common stockholders
    (numerator)                                           --             40,240

Weighted average number of common
    shares outstanding used in earnings per
    share during the period (denominator)        127,581,357                 10

  Dilutive earnings (loss) per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted earnings (loss) per share

                               MTN HOLDINGS, INC.
                               ------------------
                           (Formerly Videoplex, Inc.)

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                -------------------------------------------------

11. CONTINGENT LIABILITIES
The Company has entered into a lease, including certain escalations, for its premises commencing October 1, 2001 through September 30, 2006. The future minimum rental commitments for the five year term ended September 30, 2006 are as follows:

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
                                                     --------
                                                     $430,540
                                                     ========

12.  SUBSEQUENT EVENTS
On December 31, 2001, the Board of Directors of the Company approved an increase in number of authorized shares of common stock, par value $.001 per share, whereby the number of authorized shares of the common stock was increased from 800,000,000 to 1,200,000,000, par value $.001. The increase in the number of authorized shares became effective January 3, 2002

On December 31, 2001, the Board of Directors of the Company approved an increase in number of authorized shares of common stock, par value $.001 per share, whereby the number of authorized shares of the common stock was increased from 1,200,000,000 to 2,000,000,000, par value $.001. The increase in the number of authorized shares became effective January 11, 2002.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

SIX-MONTH PERIOD ENDED DECEMBER 31, 2001 COMPARED TO SIX-MONTH PERIOD ENDED DECEMBER 31, 2000

The Company's operations commenced on October 17, 2001 which generated the respective sales of $2,066,018, cost of sales of $2,007,330, selling, general and administrative costs of $259,115, interest of $58,169 and beneficial conversion feature costs of 1,585,324. Loss from operations was 200,427 and net loss was 1,843,920. The Company had no operations or revenues for the six months ended 2000. Losses in 2000 were from expenses incurred during these periods. In 2000 the Company incurred General and administrative expenses of $9,522.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company financed operations principally through proceeds from Debentures payable and proceeds on sales. We believe the Company will be able to finance future operations from cash generated from operations and additional funds to be received in connection with a debenture financing. No financing or investing activities occurred in 2000. During 2001, the company received 735,000 (net of discounts) from a Debenture payable. Proceeds were used for the acquisition of DS&E, at a total cost of $1,063,000. of which $250,000 was paid in cash with the balance due in notes payable.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     The Company is one of several defendants in an action filed on December 17, 2001, in the Supreme Court of the State and County of New York, alleging that the Company defaulted on a promissory note ("Note"). The plaintiff is Dvir & Stoler Enterprises, Inc., and the action seeks damages in the amount of $813,000. The parties executed a settlement agreement ("Settlement") dated January 31, 2002, which provides for certain payments in the approximate amount of $372,000 to be made by the middle of March 2002 (the majority of which have already been made), and for the resumption of the Note payments pursuant to its terms. As of February 15, 2002, the Company was in compliance with all terms of the Settlement. The action has been stayed pursuant to the Settlement until March 8, 2001 and it is expected that the action will then be further stayed or dismissed, provided there is continuing compliance with the Settlement.

Item 2. Changes in Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.
    --------
      None.

(b) Reports on Form 8-K.
    --------------------
      On February 1, 2002, the Company filed a report on Form 8-K under Item 5, Other Events.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 19, 2002

                                        MTN HOLDINGS, INC.


                                        By:  /s/ Isaac Nussen
                                             ---------------------
                                             Name:  Isaac Nussen
                                             Title: President and Chief
                                                    Executive Officer