Form 10QSB/A
period 2001-12-31
MTN HOLDINGS INC
filed 2002-04-23
CIK 758119

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                  FORM 10-QSB/A

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

                                 (212) 594-5111
                                 ---------------
                (Issuer's Telephone Number, Including Area Code)

                                 Not Applicable
                                 ---------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

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

                                  FORM 10-QSB/A

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

                        MTN HOLDINGS, INC. AND SUBSIDIARY
                           (Formerly Videoplex, Inc.)
                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2001

ASSETS
------
CURRENT ASSETS

     Cash                                                     $    55,377
                                                              -----------
            Total Current Assets                                   55,377

     Leasehold Improvements and Equipment                         766,666


     Other Assets

            Goodwill                                              263,000
            Other                                                  25,000
                                                              -----------

     TOTAL ASSETS                                             $ 1,110,043
                                                              ===========



LIABILITIES AND STOCKHOLDERS DEFICIENCY
---------------------------------------
CURRENT LIABILITIES:

     Accounts payable                                         $     1,975
     Accounts payable - related party                              29,122
     Liabilities of discontinued operations                        50,240
     Accrued Expenses                                             120,516
                                                              -----------
            Total current liabilities                             201,853

     Convertible debenture                                        393,843
     Notes Payable - acquisition                                  813,000
     Due to officers                                              131,325
                                                              -----------
            Total liabilities                                   1,540,021
                                                              -----------
     STOCKHOLDERS DEFICIENCY:
     Common stock - $.001 par value, 800,000,000
            shares authorized,  797,233,469 shares issued
            and outstanding                                       797,233
     Capital in excess of par                                   3,710,855
     Deficit                                                   (4,938,066)
                                                              -----------
            Total stockholders deficiency                        (429,978)
                                                              -----------
     TOTAL LIABILITIES AND STOCKHOLDERS DEFICIENCY            $ 1,110,043
                                                              ===========

              The accompanying notes are an integral part of these
                        consolidated financial statements

                        MTN HOLDINGS, INC. AND SUBSIDIARY
                           (Formerly Videoplex, Inc.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                          For the Three Months             For the Six Months
                                           Ended December 31,              Ended December 31,
                                    --------------------------------------------------------------
                                         2001             2000             2001           2000
                                    --------------------------------------------------------------
REVENUE:
  Sales                             $ 2,066,018      $        --      $ 2,066,018      $        --

  Cost of Sales                       2,007,330               --        2,007,330

  Gross profit                           58,688               --           58,688               --

EXPENSES:
  General, selling and
  administrative                        275,782           12,495          275,782           22,017

      Total Expenses                    275,782           12,495          275,782           22,017

LOSS                                   (217,094)         (12,495)        (217,094)         (22,017)

OTHER EXPENSES:

Interest Expense                         41,931               --           58,169               --
Beneficial conversion feature
And inducement expense                1,870,577               --        1,870,577               --

LOSS FROM CONTINUING OPERATIONS
BEFORE EXTRAORDINARY ITEM

EXTRAORDINARY ITEMS:
  Gain on settlement of
  liabilities related to
  discontinued operations                    --           40,240               --           40,240

NET GAIN (LOSS)                     $(2,129,602)     $   (27,745)     $(2,145,840)     $   (18,223)

LOSS PER SHARE:
  Income (loss) from continuing
  operations                        $      (.02)     $      (.00)     $      (.02)     $      (.00)
  Income from extraordinary
  Item                              $       .00      $        --      $       .00      $        --

     Total Loss Per Share           $      (.02)     $      (.00)     $      (.02)     $      (.00)


The accompanying notes are an integral part of these consolidated financial statements.

                        MTN HOLDINGS, INC. AND SUBSIDIARY
                           (Formerly Videoplex, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      For the Six months
                                                                      Ended December 31,
                                                                 ----------------------------
                                                                     2001            2000
                                                                 -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                $(2,145,840)     $    18,223
Adjustments to reconcile net (loss) to net
     cash used by operating activities:
       Depreciation                                                   33,334
       Beneficial conversion feature and inducement expense        1,870,577
       Extraordinary gain on settlement of liabilities
          related to discontinued operations                              --          (40,240)
       Stock issued for services rendered                                 --               --
       Amortization of discount on convertible debentures             45,465               --
       Changes in assets and liabilities:
          Increase in accounts payable - related party                    --           21,427
          Decrease in liabilities of discontinued operations              --           (2,000)
          Increase in other assets                                   (25,000)
          Increase in accrued expenses                               120,516               --
                                                                 -----------      -----------
              Net cash (used) by operating activities               (100,948)              --
                                                                 -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
          Acquisition of assets                                     (250,000)              --
                                                                 -----------      -----------
     Net cash used by investing activities                          (250,000)              --
                                                                 -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from debenture payable                                 275,000               --
     Proceeds from loans payable - officers                          131,325               --
                                                                 -----------      -----------
     Net cash provided by financing activities                       406,325               --
                                                                 -----------      -----------

NET INCREASE IN CASH                                                  55,377               --
                                                                 -----------      -----------
CASH - AT BEGINNING OF PERIOD                                             --               --
                                                                 -----------      -----------
CASH - AT END OF PERIOD                                          $    55,377      $        --
                                                                 ===========      ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:
Cash paid during the period for:
Interest                                                         $        --      $        --
Income taxes                                                     $        --      $        --

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                               MTN HOLDINGS, INC.
                           (Formerly Videoplex, Inc.)

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Leasehold Improvements and Equipment - Leasehold improvements and equipment are recorded at cost. Depreciation is provided using the straight-line method over their estimated useful lives of 5 years.

Revenue Recognition - The Company generally recognizes revenue when delivery products has occurred, the fee is fixed or determinable and collectibility is probable. The Company also provides for bad debts that are uncollectible. In circumstances where there is significant uncertainty to reasonably estimate the extent of payments to be received the Company uses the cost recovery method whereby revenue is recorded only when collection occurs. Generally customers are not entitled to refunds once products are delivered.

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

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

                               MTN HOLDINGS, INC.
                           (Formerly Videoplex, Inc.)

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

10. INCOME (LOSS) PER SHARE

The following data shows the amounts used in computing income (loss) per share and the effect on income (loss) and the weighted average number of shares of dilutive potential common stock for the six months ended December 31, 2001 and 2000:

                                                          For the Six months
                                                          Ended  December 31,
                                                    ----------------------------
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

                               MTN HOLDINGS, INC.
                           (Formerly Videoplex, Inc.)

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is one of several defendants in an action filed on December 17, 2001, in the Supreme Court of the State and County of New York, alleging that the Company defaulted on a promissory note (Note). The plaintiff is Dvir & Stoler Enterprises, Inc., and the action seeks damages in the amount of $813,000. The parties executed a settlement agreement (Settlement) dated January 31, 2002, which provides for certain payments in the approximate amount of $372,000 to be made by the middle of March 2002 (the majority of which have already been made), and for the resumption of the Note payments pursuant to its terms. As of February 15, 2002, the Company was in compliance with all terms of the Settlement. The action has been stayed pursuant to the Settlement until March 8, 2001 and it is expected that the action will then be further stayed or dismissed, provided there is continuing compliance with the Settlement.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits. None.

(b) Reports on Form 8-K.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 22, 2002

                               MTN HOLDINGS, INC.


                          BY:  /s/ ISAAC NUSSEN
                               ---------------------
                               NAME:  ISAAC NUSSEN
                               TITLE: PRESIDENT AND CHIEF
                                      EXECUTIVE OFFICER