Form 10QSB/A
period 2001-12-31
MTN HOLDINGS INC
filed 2002-06-21
CIK 758119

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


                              131 West 35th Street
                            New York, New York 10001
                            ------------------------
                    (Address of principal executive offices)

                                 (212) 736-2500
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

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

                               MTN HOLDINGS, INC.

                                  FORM 10-QSB/A

                     FOR THE QUARTER ENDED DECEMBER 31, 2001



PART I.  FINANCIAL INFORMATION                                                   Page
                                                                                 ----
Item 1.  Financial Statements.

         Consolidated Condensed Balance Sheet as of December 31, 2001               3

         Consolidated Condensed Statement of Operations for the Three
         and Six-months ended December 31, 2001 and 2000 and from the re-entering of development stage on July 1, 1994 through
         December 31, 2001                                                          4

         Consolidated Condensed Statements of Cash Flows for the Six
         Months ended December 31, 2001 and 2000 and from the
         re-entering of development stage on July 1, 1994 through
         December 31, 2001                                                          5

         Notes to Consolidated Condensed Financial Statements                       6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.                                                     8

PART 11. OTHER INFORMATION

Item 1.  Legal Proceedings.                                                         9

Item 2.  Changes in Securities and Use of Proceeds.                                 9

Item 3.  Defaults upon Senior Securities.                                           9

Item 4.  Submission of Matters to a Vote of Security Holders.                       9

Item 5.  Other Information.                                                         9

Item 6.  Exhibits and Reports on Form 8-K.                                          9

                        MTN HOLDINGS, INC. AND SUBSIDIARY
                           (Formerly Videoplex, Inc.)
                          (A Development Stage Company)

                 UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEET

                                DECEMBER 31, 2001


ASSETS
------

     Leasehold Improvements and Equipment                    $   783,333

     Other Assets - Deposits                                      25,000
                                                             -----------

     TOTAL ASSETS                                            $   808,333
                                                             ===========



LIABILITIES AND STOCKHOLDERS' DEFICIENCY
----------------------------------------
     CURRENT LIABILITIES:

     Cash Overdraft                                          $     1,703
     Accounts payable and accrued expenses                        90,008
     Accounts payable - related party                             29,122
     Liabilities of discontinued operations                       52,215
                                                             -----------
            Total current liabilities                            173,048

     Convertible debenture                                       446,269
     Notes Payable - acquisition                                 793,000
     Due to officers                                             111,325
                                                             -----------
            Total liabilities                                  1,523,642
                                                             -----------
     STOCKHOLDERS' DEFICIENCY:
     Common stock - $.001 par value, 800,000,000
            shares authorized, 797,233,469 shares issued
            and outstanding                                      797,233
     Preferred stock - $.001 par value, 400,000
            shares issued and outstanding                            400
     Capital in excess of par                                  3,844,137
     Deficit                                                  (2,691,299)
     Deficit accumulated during development stage             (2,665,780)
                                                             -----------
            Total stockholders' deficiency                      (715,309)
                                                             -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY          $   808,333
                                                             ===========


   The accompanying notes are an integral part of these consolidated condensed financial statements

                        MTN HOLDINGS, INC. AND SUBSIDIARY
                           (Formerly Videoplex, Inc.)
                          (A Development Stage Company)

            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


                                                                                                      Cumulative
                                                                                                       From the
                                                                                                      Re-entering
                                                                                                     Of Development
                                                                                                        Stage on
                                                                                                      July 1, 1994
                                        For the Three Months               For the Six Months            through
                                          Ended December 31,                Ended December 31,         December 31,
                                                                                                          2001
                                    -------------------------------------------------------------------------------
                                          2001            2000             2001           2000
                                    -------------------------------------------------------------------------------
  REVENUES                          $        --      $        --      $        --      $        --      $        --

  EXPENSES:
  General and
  administrative                    $   167,508      $    12,495      $   167,508      $    22,017      $   388,020
      Total Expenses                    167,508           12,495          167,508           22,017          388,020

LOSS                                   (167,508)         (12,495)        (167,508)         (22,017)        (388,020)

OTHER EXPENSES:

Interest Expense                        686,436               --          702,674               --          702,674
Debt conversion inducement            1,431,671               --        1,431,671               --        1,431,671
Write-off of goodwill                   263,000               --          263,000               --          263,000

LOSS FROM CONTINUING OPERATIONS
BEFORE EXTRAORDINARY ITEM            (2,548,615)              --       (2,564,853)              --       (2,785,365)

EXTRAORDINARY ITEMS:
  Gain on settlement of
  liabilities related to
  discontinued operations                    --           40,240               --           40,240          119,585

NET INCOME (LOSS)                   $(2,548,615)     $    27,745      $(2,564,853)     $    18,223      $(2,665,780)

LOSS PER SHARE:
  (Loss) from continuing
  operations                        $      (.01)     $      (.00)     $      (.01)     $      (.00)     $      (.30)
  Income from extraordinary
  Item                              $       .00      $        --      $       .00      $        --      $       .01

     Total Loss Per Share           $      (.01)     $      (.00)     $      (.01)     $      (.00)     $      (.29)


   The accompanying notes are an integral part of these consolidated condensed financial statements.

                        MTN HOLDINGS, INC. AND SUBSIDIARY
                           (Formerly Videoplex, Inc.)
                          (A Development Stage Company)
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


                                                                                                    From the
                                                                                                  Re-entering
                                                                                                 Of Development
                                                                                                    Stage on
                                                                                                  July 1, 1994
                                                                         Six  Months                through
                                                                      Ended December 31,          December 31,
                                                                                                      2001
                                                                 ----------------------------------------------
                                                                    2001              2000
                                                                 -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                $(2,564,853)     $    18,223      $(2,665,780)
Adjustments to reconcile net (loss) to net
     cash used by operating activities:
       Depreciation                                                   16,667           16,677
       Debt conversion inducement                                  1,431,671               --        1,431,671
       Extraordinary gain on settlement of liabilities
          related to discontinued operations                              --          (40,240)        (119,585)
       Stock issued for services rendered                                 --               --          156,000
       Amortization of discount on convertible debentures             35,479               --           35,479
       Interest cost on issuance of debenture                        635,000               --          635,000
       Write-off of goodwill                                         263,000               --          263,000
       Changes in assets and liabilities:
          Increase in accounts payable - related party                    --           21,427           74,537
          Increase in other assets                                   (25,000)              --          (25,000)
          Increase in accounts payable and accrued expense            90,008               --           95,008
          Decrease in liabilities of discontinued operations              --           (2,000)         (10,025)
                                                                 -----------      -----------      -----------
              Net cash  used  by operating activities               (118,028)              --         (118,028)
                                                                 -----------      -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
          Acquisition of assets                                     (250,000)              --         (250,000)
                                                                 -----------      -----------      -----------
     Net cash used by investing activities                          (250,000)              --         (250,000)
                                                                 -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from debenture payable                                 275,000               --          275,000
     Borrowing from officers                                         111,325               --          111,325
     Repayment of note payable - acquisition                         (20,000)              --          (20,000)
                                                                 -----------      -----------      -----------
     Net cash provided by financing activities                       366,325               --          366,325
                                                                 -----------      -----------      -----------

NET DECREASE IN CASH                                                  (1,703)              --           (1,703)
                                                                 -----------      -----------      -----------
CASH - AT BEGINNING OF PERIOD                                             --               --               --
                                                                 -----------      -----------      -----------
CASH - AT END OF PERIOD                                          $    (1,703)     $        --      $    (1,703)
                                                                 ===========      ===========      ===========
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:
Cash paid during the period for:
Interest                                                         $        --      $        --      $        --
Income taxes                                                     $        --      $        --      $        --



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

797,233,469 shares of common stock were issued in connection with the conversion into common stock of $286,828, face amount, of the convertible debenture.

25,138 shares of common stock were issued to reconcile outstanding shares.


   The accompanying notes are an integral part of these consolidated condensed financial statements

                        MTN HOLDINGS, INC. AND SUBSIDIARY
                           (Formerly Videoplex, Inc.)
                          (A Development Stage Company)
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The results of operations for the nine month period ended December 31, 2001 are not necessarily indicative of the results to be expected for the year ended June 30, 2002. The condensed interim financial statements should be read in conjunction with the audited financial statements and notes, contained in the Form 10-KSB filed on May 3, 2002.

2.       ACQUISITION

On October 17, 2001, the Company formed a subsidiary, DS&E Metals, Inc. ("Metals") to consummate an acquisition of the assets of Dvir & Stoler Enterprises, Inc. (DSE). The acquisition was consummated pursuant to an Asset Purchase Agreement, dated as of August 23, 2001 (the "Agreement"), by and between the Company and DSE. DSE was engaged in the business of first level refining of small pieces and particles of gold, silver and platinum alloys resulting from the manufacture of jewelry in order to remove foreign materials and other impurities. Pursuant to the Agreement, the Company acquired the assets of DSE, which included equipment, customer and vendor lists and other property used in and relating to the business, including, without limitation, service and equipment rental agreements (the "Assets"). The aggregate purchase price for the Assets was $1,063,000, which is payable as follows: (a) $250,000 simultaneously with the execution of the Agreement and (b) $813,000 in the form of promissory notes, at an interest rate of 7 1/2% per annum. The notes are due October 2003. The Company has paid $200,000 principal amount on the promissory notes. The acquisition resulted in the recording of $263,000 of goodwill, which was subsequently written off (see Note 3).

3.       LEGAL PROCEEDINGS

On June 6, 2002 the Company filed a complaint in the Supreme Court of the State of New York against DSE, Robert Stoler and Ike Dvir, (collectively, the "Defendants"), alleging rescission of the Agreement and alleging that the Defendants fraudulently misrepresented the past operations of the business prior to closing and the level of business subsequent to closing. Due to these misrepresentations, the Company has not generated the level of business required to meet the payment obligations under the promissory notes issued by the Company.

Furthermore, the Company alleges that Defendants have not been faithfully operating the business in their role as operating consultants as required by the consulting agreements entered into with the Company.

The complaint further alleges that Defendants have refused the Company access to the business' offices, and continued the exclusive use of DSE's bank account to which the Company has neither had nor has access and have steadfastly refused to account to the Company for the income and expenses of the operations from the date of the closing of Acquisition. Despite the fact that Defendants have made repeated assurances to the contrary since October 2001, it is the Company's position that Defendants have operated the business and assets of Metals as their own since October 2001. Therefore, not having any access to financial records of the acquired operating entity, the Company has reversed previously reported operations of such entity and has reverted to accounting for the Company as a development stage company.

The Company was one of several defendants in an action filed on December 17, 2001, in the Supreme Court of the State and County of New York, alleging that the Company defaulted on a promissory note ("Note"). The plaintiff, is DSE, and the action seeks damages in the amount of $813,000. The parties executed a settlement agreement dated January 31, 2002, which provided for certain payments in the approximate amount of $372,000 to be made by the middle of March 2002 (the majority of which have already been made), and for the resumption of the Note payments pursuant to its terms.


4.       CONVERTIBLE DEBENTURE

During the six-months ended December 31, 2001, the Company converted $286,828 of the Debenture Payable into 797,219,271 shares of the Company's common stock.

5.       STOCKHOLDERS' EQUITY

On October 30, 2001, the Board of Directors of the Company approved a reverse split of its common stock on a 950 for one basis. Upon effecting the reverse split, the Company issued one share of common stock in exchange for every 950 shares of common stock outstanding. No fractional shares were issued, but in lieu thereof, each fraction of a share that any stockholder would otherwise be entitled to receive was rounded to the nearest whole share. The reverse stock split was effective November 8, 2001.

On March 22, 2002, the Board of Directors of the Company approved a reverse split of its common stock on a 2000 for one basis. Upon effecting the reverse split, the Company issued one share of common stock in exchange for every 2000 shares of common stock outstanding. No fractional shares were issued, but in lieu thereof, each fraction of a share that any stockholder would otherwise be entitled to receive was rounded to the nearest whole share. The reverse stock split was effective April 9, 2002.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SIX-MONTH PERIOD ENDED DECEMBER 31, 2001 COMPARED TO SIX-MONTH PERIOD ENDED DECEMBER31, 2000.

The Company, a development stage company had no operations or revenues for the six months ended December 31, 2001. Losses for the six months ended December 31, 2001 were primarily from interest expenses and debt conversion inducement costs related to notes payable and a debenture payable. In 2000, the Company incurred General and Administrative expenses of $22,017 offset by a gain on settlement of liabilities related to discontinued operations of $40,240.

LIQUIDITY AND CAPITAL RESOURCES

The Company financed operations principally through proceeds from Debentures payable . We believe the Company will be able to finance future operations from cash received in connection with a debenture financing. During the six months ended December 31, 2001, the company received $735,000 (net of discounts) from a Debenture payable. Proceeds were used for the acquisition of DSE, at a total cost of $1,063,000 of which $250,000 was paid in cash with the balance due in notes payable. The status of this acquisition is in dispute and is contested by the Company as described in further detail in Note 3 "Legal Proceedings" in the Notes to Unaudited Condensed Financial Statements. It is the intention of the Company to vigorously pursue this dispute to recover all funds to which the Company believes it is entitled. Additionally, the Company is pursuing other acquisition opportunities that will generate income from active operations.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.


The Company was one of several defendants in an action filed on December 17, 2001, in the Supreme Court of the State and County of New York, alleging that the Company defaulted on a promissory note ("Note"). The plaintiff, is DSE, and the action seeks damages in the amount of $813,000. The parties executed a settlement agreement dated January 31, 2002, which provided for certain payments in the approximate amount of $372,000 to be made by the middle of March 2002 (the majority of which have already been made), and for the resumption of the Note payments pursuant to its terms.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits. None.

(b) Reports on Form 8-K.

         A Current Report on Form 8-K was filed on October 17, 2001 under Item 2 "Acquisition and Disposition of Assets".

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 20, 2002

                               MTN HOLDINGS, INC.





                          BY:  /s/ ISAAC NUSSEN
                               ---------------------
                               NAME:  ISAAC NUSSEN
                               TITLE: PRESIDENT AND CHIEF
                                      EXECUTIVE OFFICER