Form 10QSB
period 2002-03-31
MTN HOLDINGS INC
filed 2002-06-21
CIK 758119

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                  For the quarterly period ended March 31, 2002

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


                              131 West 35th Street
                            NEW YORK, NEW YORK 10001
                            -------------------------
                    (Address of principal executive offices)

                                 (212) 736-0880
                                 ---------------
                (Issuer's Telephone Number, Including Area Code)

                                 NOT APPLICABLE
                                 ---------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: Common Stock, $.001 par value per share -1,736,918,659 shares outstanding as of March 31, 2002; Series A Preferred Stock, $.001 par value per share - 400,000 shares outstanding as of March 31, 2002.

                               MTN HOLDINGS, INC.

                                  FORM 10-QSB/A

                      FOR THE QUARTER ENDED MARCH 31, 2002

PART I.  FINANCIAL INFORMATION                                                   Page
                                                                                 ----
Item 1.  Financial Statements.

         Consolidated Condensed Balance Sheet as of March 31, 2002                  3

         Consolidated Condensed Statement of Operations for the Three
         and Nine-months ended March 31, 2002 and 2001 and from the re-entering of development stage on July 1, 1994 through
         March 31, 2002                                                             4

         Consolidated Condensed Statements of Cash Flows for the Nine
         Months ended March 31, 2002 and 2001 and from the
         re-entering of development stage on July 1, 1994 through
         March 31, 2002                                                             5

         Notes to Consolidated Condensed Financial Statements                       6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.                                                     8

PART 11. OTHER INFORMATION

Item 1.  Legal Proceedings.                                                         9

Item 2.  Changes in Securities and Use of Proceeds.                                 9

Item 3.  Defaults upon Senior Securities.                                           9

Item 4.  Submission of Matters to a Vote of Security Holders.                       9

Item 5.  Other Information.                                                         9

Item 6.  Exhibits and Reports on Form 8-K.                                          9

                        MTN HOLDINGS, INC. AND SUBSIDIARY
                           (Formerly Videoplex, Inc.)
                          (A Development Stage Company)

                 UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEET

                                 MARCH 31, 2002

ASSETS
------
CURRENT ASSETS - Cash ..........................................    $       601
                                                                    -----------
     Total .....................................................            601

     Leasehold Improvements and Equipment ......................        763,333


     Other Assets - Deposits ...................................         25,000
                                                                    -----------

     TOTAL ASSETS ..............................................    $   788,934
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
----------------------------------------
CURRENT LIABILITIES:

     Accounts payable and accrued expenses .....................    $   147,447
     Accounts payable - related party ..........................         29,122
     Liabilities of discontinued operations ....................         52,215
                                                                    -----------
            Total current liabilities ..........................        228,784

     Convertible debenture .....................................        425,132
     Notes Payable - acquisition ...............................        568,000
     Due to officers ...........................................        383,208
                                                                    -----------
            Total liabilities ..................................      1,605,124
                                                                    -----------
     STOCKHOLDERS' DEFICIENCY:
     Common stock - $.001 par value, 2,000,000,000
            shares authorized, 1,736,918,659 shares issued
            and outstanding ....................................      1,736,919
     Preferred stock - $.001 par value 400,000
            Shares authorized, issued and outstanding ..........            400
     Capital in excess of par ..................................      2,963,124
     Deficit ...................................................     (2,691,299)
     Deficit accumulated during development stage ..............     (2,825,334)
                                                                    -----------
            Total stockholders' deficiency .....................       (816,190)
                                                                    -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY ............    $   788,934
                                                                    ===========

  The accompanying notes are an integral part of these consolidated condensed financial statements

                        MTN HOLDINGS, INC. AND SUBSIDIARY
                           (Formerly Videoplex, Inc.)
                          (A Development Stage Company)

            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                                                       Cumulative
                                                                                        From the
                                                                                        Re-entering
                                                                                      Of Development
                                                                                         Stage on
                                                                                      July 1, 1994
                                     For the Three Months       For the Nine Months      through
                                       Ended March 31,             Ended March 31,    March 31, 2002
                                  --------------------------------------------------------------------
                                     2002          2001         2002           2001
                                  --------------------------------------------------------------------
REVENUES ......................   $        --    $     --    $        --    $        --    $        --

EXPENSES:
  General and
  administrative ..............        98,313          --        265,821         22,017        486,333
      Total Expenses ..........        98,313          --        265,821         22,017        486,333

LOSS ..........................       (98,313)         --       (265,821)       (22,017)      (486,333)

OTHER EXPENSES:

Interest Expense ..............        40,461          --        743,135             --        743,135
Debt conversion inducement ....        20,780          --      1,452,451             --      1,452,451
Write-off of goodwill .........            --          --        263,000             --        263,000

LOSS FROM CONTINUING OPERATIONS      (159,554)         --     (2,724,407)       (22,017)    (2,944,919)
BEFORE EXTRAORDINARY ITEM

EXTRAORDINARY ITEMS:
  Gain on settlement of
  liabilities related to
  discontinued operations .....            --          --             --         40,240        119,585

NET GAIN (LOSS) ...............   $  (159,554)   $     --    $(2,724,407)   $    18,223    $(2,825,334)

LOSS PER SHARE:
  Income (loss) from continuing
  operations ..................   $      (.00)   $   (.00)   $      (.00)   $      (.00)   $      (.06)
  Income from extraordinary
  Item ........................   $       .00    $    .00    $       .00    $       .00    $       .00

     Total Loss Per Share .....   $      (.00)   $   (.00)   $      (.00)   $      (.00)   $      (.06)

   The accompanying notes are an integral part of these consolidated condensed financial statements.

                        MTN HOLDINGS, INC. AND SUBSIDIARY
                           (Formerly Videoplex, Inc.)
                          (A Development Stage Company)
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                            Cumulative
                                                                                             From the
                                                                                            Re-entering
                                                                                          Of Development
                                                                                             Stage on
                                                               Nine Months    Nine Months  July 1, 1994
                                                                  Ended           Ended      through
                                                                 March 31,      March 31,    March 31,
                                                                   2002           2001          2001
                                                               -----------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ..........................................   $(2,724,407)   $    18,223    $(2,825,334)
Adjustments to reconcile net (loss) to net
     cash used by operating activities:
       Depreciation ........................................        36,667             --         36,667
       Debt conversion inducement ..........................     1,452,451             --      1,452,451
       Beneficial conversion and inducement expense
       Extraordinary gain on settlement of liabilities
          related to discontinued operations ...............            --        (40,240)      (119,585)
       Disposition of assets ...............................       263,000             --        263,000
       Interest costs on issuance of debenture .............       635,000             --        635,000
       Stock issued for services rendered ..................            --             --        156,000
       Amortization of discount on convertible debentures ..        52,235             --         52,235
       Changes in assets and liabilities:
          Decrease in liabilities of discontinued operations            --         (2,000)       (10,025)
          Increase in other assets .........................       (25,000)            --        (25,000)
          Increase in accrued expenses .....................       147,447             --        147,447
          Increase in accounts payable - related party .....            --         21,427         74,537
                                                               -----------    -----------    -----------
              Net cash used by operating activities ........      (162,607)            --       (162,607)
                                                               -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
          Acquisition of assets ............................      (250,000)            --       (250,000)
                                                               -----------    -----------    -----------
     Net cash used by investing activities .................      (250,000)            --       (250,000)
                                                               -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from debenture payable .......................       275,000             --        275,000
     Borrowing from officers ...............................       383,208             --        383,208
     Repayment of note payable - acquisition ...............      (245,000)            --       (245,000)
                                                               -----------    -----------    -----------
     Net cash provided by financing activities .............       413,208             --        413,208
                                                               -----------    -----------    -----------

NET INCREASE IN CASH .......................................           601             --            601
                                                               -----------    -----------    -----------
CASH - AT BEGINNING OF PERIOD ..............................            --             --             --
                                                               -----------    -----------    -----------
CASH - AT END OF PERIOD ....................................   $       601    $        --    $       601
                                                               ===========    ===========    ===========
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:
Cash paid during the period for:
Interest ...................................................   $        --    $        --    $        --
Income taxes ...............................................   $        --    $        --    $        --

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
For the nine months ended March 31, 2002:

$360,000 debenture payable was assumed by the Company in connection with the acquisition of AGIL.

11,657,000 shares of common stock were issued in connection with the acquisition of AGIL.

In connection with the acquisition on October 17, 2001, $813,000 of the purchase price was funded by issuance of notes payable.

1,736,904,461 shares of common stock were issued in connection with the conversion of $333,828, face amount, of the convertible debenture into common stock.

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

The results of operations for the nine month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the year ended June 30, 2002. The condensed interim financial statements should be read in conjunction with the audited financial statements and notes, contained in the Form 10-KSB filed on May 3, 2002.

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

3.       LEGAL PROCEEDINGS AND SUBSEQUENT EVENTS

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

4.       CONVERTIBLE DEBENTURE

During the nine-months ended March 31, 2002, the Company converted $332,253 of the Debenture Payable into 1,736,904,461 shares of the Company's common stock..

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

On March 22, 2002, the Board of Directors of the Company approved a reverse split of its common stock on a 2,000 for one basis. Upon effecting the reverse split, the Company issued one share of common stock in exchange for every 2,000 shares of common stock outstanding. No fractional shares were issued, but in lieu thereof, each fraction of a share that any stockholder would otherwise be entitled to receive was rounded to the nearest whole share. The reverse stock split was effective April 9, 2002.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NINE-MONTH PERIOD ENDED MARCH 31, 2002 COMPARED TO NINE-MONTH PERIOD ENDED MARCH 31, 2001

The Company, a development stage company had no operations or revenues for the nine months ended March 31, 2002. Losses for the nine months ended March 31, 2002 were primarily from interest expenses and debt conversion inducement costs related to notes payable and a debenture payable. In 2001 the Company incurred General and Administrative expenses of $22,017 offset by a gain on settlement of liabilities related to discontinued operations of $40,240.

LIQUIDITY AND CAPITAL RESOURCES

The Company financed operations principally through proceeds from Debentures payable . We believe the Company will be able to finance future operations from cash received in connection with a debenture financing. During the nine months ended March 31, 2002, the company received $735,000 (net of discounts) from a Debenture payable. Proceeds were used for the acquisition of DS&E, at a total cost of $1,063,000 of which $250,000 was paid in cash with the balance due in notes payable. The status of this acquisition is in dispute and is contested by the Company as described in further detail in Note 3 "Legal Proceedings and Subsequent Events" in the Notes to Unaudited Condensed Financial Statements. It is the intention of the Company to vigorously pursue this dispute to recover all funds the Company believes it is entitled. Additionally, the company is pursuing other acquisition opportunities that will generate income from active operations.

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

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits. None.

(b) Reports on Form 8-K.

         (i) A Current Report on Form 8-K was filed on February 4, 2002 under Item 5 "Other Events" and Item 7(c) "Exhibits."

         (ii)     A Current Report on Form 8-K was filed on April 26, 2002 under
                  Item 5 "Other Events".

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